Form 10-Q
period 2000-04-01
EMACHINES INC /DE/
filed 2000-05-16
CIK 1090710

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

   For the quarterly period ended April 1, 2000

                                      OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

   For the transition period from __________ to _________

                         Commission File No. 000-29715

                               ----------------

                                eMachines, Inc.
            (Exact Name of Registrant as Specified in its Charter)

                 Delaware                                     943311182
      (State or Other Jurisdiction of                     (I.R.S. Employer
      Incorporation or Organization)                    Identification Number)

            14350 Myford Road, Suite 100, Irvine, California 92606
                                (714) 481-2828
   (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of May 1, 2000, there were 144,871,190 shares of the registrant's Common Stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                eMachines, Inc.

                                     INDEX

                         PART I--FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
 Item 1. Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets at April 1, 2000 and
         December 31, 1999..............................................     3

         Condensed Consolidated Statements of Operations for the
         Quarters Ended April 1, 2000 and March 31, 1999................     4

         Condensed Consolidated Statements of Cash Flows for the
         Quarters Ended April 1, 2000 and March 31, 1999................     5

         Notes to Condensed Consolidated Financial Statements...........     6

         Management's Discussion and Analysis of Financial Condition and
 Item 2. Results of Operations..........................................     9

 Item 3. Quantitative and Qualitative Disclosure About Market Risk......    28

                           PART II--OTHER INFORMATION

 Item 1. Legal Proceedings..............................................    30

 Item 2. Changes in Securities and Use of Proceeds......................    31

 Item 3. Defaults Upon Senior Securities................................    31

 Item 4. Submission of Matters to a Vote of Security Holders............    31

 Item 5. Other Information..............................................    32

 Item 6. Exhibits and Reports on Form 8-K...............................    32

   A.    Exhibits.......................................................    32

   B.    Reports on Form 8-K............................................    32

 Signature...............................................................   33

 Exhibit Index...........................................................   34

   In this Report, "eMachines," the "Company," "we," "us" and "our" collectively refers to eMachines, Inc. and its wholly-owned subsidiaries, unless the context otherwise requires.

PART I

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                eMachines, Inc.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      April 1, 2000 and December 31, 1999
                    (in thousands, except share information)

                                                          April 1,  December 31,
                                                            2000        1999
                                                          --------  ------------

                         ASSETS
                         ------

Current assets:
  Cash and cash equivalents.............................  $303,105    $114,823
  Short-term investments................................       --       19,897
  Accounts receivable, less allowances ($3,168 at April
   1, 2000 and $2,160 at December 31, 1999).............   119,795     123,726
  Inventories...........................................    68,934      65,260
  Prepaid and other current assets......................     4,389       3,992
                                                          --------    --------
    Total current assets................................   496,223     327,698

Property and equipment, net.............................     2,736       1,827
Intangible assets.......................................   136,630         --
Other assets............................................     8,258       2,188
                                                          --------    --------
                                                          $643,847    $331,713
                                                          ========    ========

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
   -------------------------------------------------

Current liabilities:
  Trade payables-related party..........................  $122,466    $131,935
  Accounts payable......................................    11,479      12,939
  Accrued rebates.......................................    30,429      22,803
  Accrued expenses and other current liabilities........    28,392      19,855
                                                          --------    --------
    Total current liabilities...........................   192,766     187,532
Deferred revenue--noncurrent portion....................     2,050       1,343
                                                          --------    --------
Subordinated notes payable to stockholders..............       560         560
                                                          --------    --------
Redeemable convertible preferred stock--Series A; $.01
 par value; no shares authorized, issued and outstanding
 at April 1, 2000; 25,000,000 shares authorized and
 24,279,369 shares outstanding at December 31, 1999.....               150,014
                                                          --------    --------
Stockholders' equity (deficiency):
  Preferred stock, $.01 par value; 35,000,000 shares
   authorized; no shares issued and outstanding at April
   1, 2000 and December 31, 1999........................
  Common stock, $.0000125 par value; 350,000,000 shares
   authorized; 144,864,342 and 78,019,538 shares
   outstanding at April 1, 2000 and December 31, 1999,
   respectively.........................................         2           1
  Additional paid-in capital............................   474,592       6,582
  Unearned stock compensation...........................    (1,458)     (1,550)
  Notes receivable from stockholders....................      (500)       (500)
  Accumulated deficit...................................   (24,165)    (12,269)
                                                          --------    --------
    Total stockholders' equity (deficiency).............   448,471      (7,736)
                                                          --------    --------
                                                          $643,847    $331,713
                                                          ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                eMachines, Inc.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                Quarters ended April 1, 2000 and March 31, 1999
                    (in thousands, except share information)

                                                           Quarter Ended
                                                     ---------------------------
                                                      April 1,
                                                        2000      March 31, 1999
                                                     -----------  --------------
Net revenues:
  Hardware.........................................  $   246,443    $  137,434
  Internet.........................................        3,397           --
                                                     -----------    ----------
    Net revenues...................................      249,840       137,434
                                                     -----------    ----------
Cost of revenues:
  Hardware.........................................      234,979       131,101
  Internet.........................................          353           --
                                                     -----------    ----------
    Cost of revenues...............................      235,332       131,101
                                                     -----------    ----------
  Gross Profit.....................................       14,508         6,333

Operating expenses:
  Sales and marketing (includes $22 of non-cash
   stock-based compensation in 2000)...............        6,060         2,719
  Product development..............................          512           --
  Services and operations..........................          313           --
  Customer service and technical support...........        3,775           949
  General and administrative (includes $69 and $41
   of non-cash stock-based compensation in 2000 and
   1999, respectively).............................        5,101         1,147
  Amortization of intangible assets................       10,196           --
                                                     -----------    ----------
    Total operating expenses.......................       25,957         4,815
                                                     -----------    ----------
Income (loss) from operations......................      (11,449)        1,518
Interest income (expense), net.....................        1,899        (2,390)
                                                     -----------    ----------
Net loss...........................................       (9,550)         (872)
Accretion of mandatorily redeemable preferred stock
 to redemption value...............................       (2,346)          --
                                                     -----------    ----------
Net loss attributable to common stockholders.......  $   (11,896)   $     (872)
                                                     ===========    ==========

Net loss per share attributable to common
 stockholders:
  Basic and diluted................................  $     (0.13)   $    (0.02)
Shares used in computing net loss per share
 attributable to common stockholders:
  Basic and diluted................................   88,216,680    57,600,000


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                eMachines, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                Quarters ended April 1, 2000 and March 31, 1999
                                 (in thousands)

                                                          Quarter Ended
                                                   ----------------------------
                                                   April 1, 2000 March 31, 1999
                                                   ------------- --------------
Cash flows from operating activities:
  Net loss........................................   $ (9,550)      $   (872)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Provision for bad debts and sales returns.....      1,008            561
    Depreciation and amortization.................     10,406             33
    Stock-based compensation expense..............         91             41
  Changes in operating assets and liabilities:
    Accounts receivable...........................      3,730        (13,309)
    Inventories...................................     (2,009)       (11,772)
    Prepaid and other current assets..............        727             67
    Other assets..................................       (297)            (7)
    Trade payables-related party..................     (9,470)        18,260
    Accounts payable..............................     (3,480)         2,621
    Accrued rebates...............................      7,626          3,614
    Accrued expenses and other current
     liabilities..................................      3,666          1,515
    Deferred revenue--non current portion.........        707            562
                                                     --------       --------
      Net cash provided by operating activities...      3,155          1,314
                                                     --------       --------
Cash flow from investing activities:
  Cash acquired in business combination...........      5,651            --
  Cash provided upon maturity of short-term
   investments....................................     19,897            --
  Other assets....................................     (5,750)           --
  Acquisition of property and equipment...........       (140)          (661)
                                                     --------       --------
      Net cash provided (used) in investing
       activities.................................     19,658           (661)
                                                     --------       --------
Cash flows from financing activities:
  Proceeds from issuance of common stock in
   connection with initial public offering, net of
   offering costs.................................    165,149            --
  Proceeds from issuance of common stock upon
   exercise of common stock options...............        320            --
                                                     --------       --------
      Net cash provided by financing activities...    165,469            --
                                                     --------       --------
Net increase in cash..............................    188,282            653
Cash and cash equivalents, beginning of period....    114,823          3,791
                                                     --------       --------
Cash and cash equivalents, end of period..........   $303,105       $  4,444
                                                     ========       ========

Supplemental disclosure of noncash financing activities:

   During the quarter ended April 1, 2000, the Company acquired FreePC, Inc. in a non-cash transaction by issuing equity securities and assuming stock options with an aggregate value of approximately $150,000. The total purchase price of $150,182 was allocated to the net assets acquired and intangible assets as described in Note 2--Business Combination.

   During the quarter ended April 1, 2000, in connection with the Company's initial public offering of common stock, all of the Company's preferred stock converted into common stock. The preferred stock had a book value of $152,360 on the conversion date. See Note 3--Stockholder's Equity.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                eMachines, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except share information)

NOTE 1--BASIS OF PRESENTATION

   The condensed consolidated financial statements include the accounts of eMachines, Inc. and its subsidiary (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The interim condensed consolidated financial statements are unaudited. In the opinion of management, the interim condensed consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operation and cash flows. In the fourth quarter of 1999, the Company adopted a fiscal-year convention for its year-end and quarter ends. Accordingly, the fiscal year end for 2000 is the 52 or 53-week period ending on the Saturday nearest December 31, and the fiscal quarters end on the thirteenth Saturday of the quarterly period. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements contained in the Company's final prospectus filed in connection with its registration statement on Form S-1 (File No. 333-86219) on March 24, 2000. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 30, 2000, or any other future period.

NOTE 2--BUSINESS COMBINATION

   Effective January 14, 2000, the Company acquired FreePC, Inc. ("FreePC"). In connection with the acquisition, the Board of Directors amended and restated the Company's certificate of incorporation to designate 14,000,000 and 11,000,000 shares of its 50,000,000 shares of authorized preferred stock as Series B preferred stock and Series C preferred stock, respectively. To consummate the merger the Company issued 3,995,633 shares of common stock, 10,175,516 shares of Series B preferred stock, 7,458,370 shares of Series C preferred stock, and warrants to purchase 9,269,834 shares of the Company's common stock, in exchange for all of the outstanding shares of capital stock of FreePC. In addition, the Company reserved 4,130,342 shares of its common stock for issuance upon the exercise of 2,891,275 FreePC and Guide.com (a predecessor of FreePC) common stock options assumed in connection with the acquisition, plus 1,239,067 warrants issuable upon exercise of the options. The exchange ratio was approximately 1.1 shares of the Company's capital stock and warrants to purchase approximately 0.47 shares of the Company's common stock. The transaction was accounted for using the purchase method of accounting. The purchase price, based on an independent valuation, was approximately $150,182, including approximately $182 for professional fees. The fair value of the securities exchanged or assumed in connection with the acquisition was as follows:

   Common and preferred stock......................................... $135,600
   Common stock warrants..............................................    1,100
   Options assumed, including warrants issuable upon exercise.........   13,300
                                                                       --------
                                                                       $150,000
                                                                       ========

   With respect to the options assumed as part of the acquisition, all vested and unvested FreePC options exchanged for Company options are included as part of the purchase price. The total estimated purchase price for the FreePC acquisition has been allocated as follows to assets and liabilities based on management's best estimates of their fair value with the excess costs over the net assets acquired of $141,626 being allocated to goodwill.

   Workforce.......................................................... $  5,300
   Goodwill...........................................................  141,626
   Fair value of net assets...........................................    3,256
                                                                       --------
                                                                       $150,182
                                                                       ========

                                eMachines, Inc.

                    (in thousands, except share information


   The intangible assets resulting from the purchase transaction are being amortized over their estimated useful lives of three years using the straight-line method.

   The operating results of FreePC are included in the Company's condensed consolidated financial statements from the date of acquisition. The unaudited pro forma consolidated information set forth below presents the consolidated results of operations as if the acquisition had occurred at the beginning of the periods presented.These unaudited pro forma consolidated results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred if the acquisition had taken place at the beginning of the period presented or the results that may occur in the future.Unaudited pro forma consolidated results of operations for the quarters ended April 1, 2000 and March 31, 1999 are as follows:

                                                         Quarter Ended
                                                  ----------------------------
                                                  April 1, 2000 March 31, 1999
                                                  ------------- --------------
Revenues.........................................  $   249,896   $   137,480
Net loss attributable to common stockholders.....      (14,729)      (14,228)
Net loss per share attributable to common
 stockholders:
  Basic and diluted..............................  $     (0.17)  $     (0.23)
Shares used in computing pro forma net loss per
 share attributable to common stockholders:
  Basic and diluted..............................   88,737,849    61,595,633

NOTE 3--STOCKHOLDERS' EQUITY

   On March 24, 2000 the Company completed its initial public offering of 20,000,000 shares of the Company's common stock for proceeds of $180,000 before $14,851 in offering costs. Upon completion of the offering all outstanding shares of preferred stock, totaling 41,913,255 shares were converted one for one into common shares. The outstanding preferred stock included 24,279,369 shares of Series A preferred stock issued for the Company's private placement financing and 10,175,516 shares of Series B preferred stock and 7,458,370 shares of Series C preferred stock issued for the acquisition of FreePC. After completion of the offering, the number of shares of common stock and preferred stock that the Company's Board of Directors is authorized to issue was increased pursuant to its Amended and Restated Certificate of Incorporation. The number of shares of common stock was increased from 250,000,000 to 350,000,000 and the number of shares of preferred stock was increased from 25,000,000 to 35,000,000.

   Concurrent with the completion of the initial public offering of the Company's common stock, the exercise price and number of shares that may be purchased was established for the warrants that were granted to America Online ("AOL") in connection with a marketing agreement between the Company and AOL entered into in June 1999. The exercise price was calculated to be $11.25 per share by multiplying 1.25 times the initial public offering price of $9.00. The number of shares that may be purchased was calculated to be 1,111,111 shares by dividing the aggregate exercise price of $12,500 by the exercise price of $11.25 per share. The exercise price for the 1,239,067 warrants that were issued to former stockholders of FreePC in connection with the acquisition of FreePC is $17.13 per share.

NOTE 4--LITIGATION

   In July 1999, Compaq Computer Corporation filed a complaint against the Company, TriGem Computer, TriGem America and Korea Data Systems as defendants in the U.S. District Court for the Southern District of
                                eMachines, Inc.

                    (in thousands, except share information

Texas based on the defendants' alleged infringement of 13 patents held by Compaq related to improved system processing speed, enhanced video graphics, peripheral compatibility and overall system architecture. The complaint seeks an accounting, treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys' fees and other unspecified damages. The Company filed a response in September 1999, seeking declaratory judgment of noninfringement and invalidity of Compaq's patents and asserting counterclaims against Compaq that included false and misleading advertising under the Lanham Act, business disparagement and unfair competition under Texas common law.

   Packard Bell filed a complaint on October 6, 1999 in Federal District Court for the Eastern District of California, alleging patent infringement on Packard Bell patents which it asserts relates to (i) graphics controller, (ii) parallel port controller, and (iii) bus interface of the Company's eTower machine. The Company filed a response in January 2000 disputing infringement and asserting that the patents at issue are invalid.

   In October 1999, David Packard on behalf of a putative nationwide class, filed a complaint against the Company as a defendant in the U.S. District Court for the Eastern District of Texas based on the Company's alleged sale of defective goods. Essentially identical complaints were filed contemporaneously against Compaq, Hewlett-Packard and Packard Bell. The complaints claim that a chip in the defendants' respective PC products contains a defect, which may cause an error to occur when information is written to a floppy disk. The complaint seeks unspecified monetary damages, injunctive relief and declaratory relief. Although a response to the complaint has not been filed, the Company believes that it has meritorious defenses and intends to vigorously defend itself in this action.

   All of these cases are currently in the early stages of discovery. As a result, the Company is currently unable to estimate total expenses, possible loss or range of loss that may be ultimately connected with these allegations. The Company is indemnified against liability under the terms of its PC supply agreement with respect to the Compaq and Packard Bell complaints. However, there can be no assurance that the plaintiffs involved in these three cases will not succeed in obtaining monetary damages or an injunction against the production of the Company's PC products. The Company's defense of the claims could result in significant expenses and diversion of management's attention and other resources. The Company believes in the Compaq Computer Corporation and Packard Bell cases that its direct financial exposure is limited under its indemnification arrangements. However in each of the three cases discussed above, the results of complex litigation of this sort are inherently uncertain and difficult to predict and there can be no assurances that the results of this litigation would not result in the Company's business being significantly harmed, particularly if it affects production of the Company's PCs.

   Various other lawsuits, claims and proceedings have been or may be asserted against the Company, including those related to product liability, intellectual property, Internet content, privacy, safety and health and employment matters. Litigation is expensive and time consuming regardless of the merits of the claim and could divert management's attention from the Company's business. Moreover, the Company cannot predict the outcome of any litigation. Some lawsuits, claims or proceedings may be disposed of unfavorably and the Company may incur significant costs defending itself.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This report on Form 10-Q contains forward-looking statements based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us. Words such as "anticipate," "expect," "intend," "plan," "believe," "may," "will" or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risks That Could Affect Our Financial Condition and Results of Operations" set forth in this Form 10-Q and similar discussions in the final prospectus in connection with our registration statement on Form S-1 (File No. 333-86219) discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail.

Overview

   We sell high-quality, low-priced personal computers, or PCs, to develop ongoing Internet-based consumer relationships designed to provide us with a continuous stream of advertising and related revenues. We provide Internet advertisers with an integrated approach to building their online brands that includes our client-server software, promotional materials packaged with our PCs and keyboards that provide one-touch access to selected Web sites. We were incorporated in September 1998 and sold our first PC in November 1998. We intend to aggressively pursue recurring revenue generating opportunities that extend beyond the purchase of the PC or other Internet connected devices. To this end, in January 2000, we acquired FreePC, Inc., a Bill Gross' idealab! Company, that was one of the first companies to subsidize the purchase price of the PC and Internet access with advertising sponsorships. Our acquisition of FreePC's expertise and technical experience is a key element of our strategy to enhance our Internet revenues.

   We outsource the design and manufacturing of our PCs and monitors as well as technical support, warehouse staffing, inspection, repair and repackaging of returned PCs, and administration of our rebate program to third parties. As a result, we have a relatively small internal organization that consisted of 140 employees as of April 1, 2000. Our hardware outsourcing strategy enables us to minimize capital investment, maintain a low product cost structure and respond quickly to market changes.

   To date, we have derived substantially all of our revenues from the sales of PCs and monitors to a limited number of large retailers. For the quarter ended April 1, 2000, approximately 55.7% of our gross revenues were from sales of PCs and monitors to our three largest retail customers. We expect to continue to derive a significant percentage of our gross revenues from sales of PCs and monitors to a limited number of leading retailers, as well as an increasing portion from Internet-related activities.

   We operate primarily in the United States. To date, all of our sales and substantially all of our purchases from our suppliers have been made in U.S. dollars. As a result, changes in currency exchange rates do not generally have a direct effect on our operating results. However, we do face foreign business, political and economic risks because our supply of PCs and monitors are manufactured outside of the United States. In addition, changes in currency exchange rates may affect the cost of the PCs and monitors we purchase from our foreign suppliers, thereby indirectly affecting consumer demand for our products and our net revenues. We intend to expand our sales outside of North America.

   Our gross margins on hardware are affected by fluctuations in demand for our products, the mix of products sold, the timing of new product implementations, new product introductions by us and our competitors, changes in our pricing policies and those of our competitors and component costs. In the future, our gross margins may also be affected by fluctuations in demand for our Internet-related services.

   Our founding stockholders were Stephen A. Dukker, our Chief Executive Officer, President and a member of our board of directors, and two wholly-owned U.S. subsidiaries of Korean PC and monitor manufacturers--TriGem Corporation and Korea Data Systems America. TriGem Computer, the parent corporation of TriGem Corporation, manufactures all of our eTower PCs and eMonster PCs. Historically, Korea Data Systems Co. Ltd., the parent corporation of Korea Data Systems America, manufactured our eOne PCs and eSlate notebook PCs and, together with the Taiwanese manufacturer Jean Company, all of our monitors. In the future, we plan to establish supply relationships with other PC and monitor manufacturers. Historically, we purchased substantially all of our PCs and monitors from KDS USA, a company wholly-owned by Lap Shun Hui, which in turn purchased them from these manufacturers. Mr. Hui is a member of our board of directors and one of our stockholders. On January 24, 2000, we entered into a supply agreement with TriGem Computer pursuant to which we will purchase all of our TriGem-manufactured PCs directly from TriGem Computer.

   In January we completed our acquisition of FreePC issuing 3,995,633 shares of our common stock and 17,633,886 shares of our convertible preferred stock for all of the outstanding shares of capital stock of FreePC. In addition, we issued warrants to purchase 9,269,834 shares of common stock. We also assumed options exercisable for 2,891,275 shares of common stock with warrants to purchase an additional 1,239,067 shares of common stock upon exercise of the options. As a result of the acquisition, each share of FreePC capital stock issued or subject to an option to purchase FreePC common stock was exchanged for approximately 1.10 shares of our common stock and a warrant to purchase approximately 0.47 shares of our common stock. We accounted for the acquisition using the purchase method. In connection with the FreePC acquisition, we recorded approximately $147 million of intangible assets, the amortization of which will adversely affect our earnings and profitability in 2000 through 2002.

   In March 2000 we successfully completed our initial public offering of common stock generating net proceeds to the company of $165.1 million. Upon the completion of our public offering all 24,279,369 shares of our Series A preferred stock were converted one for one into common stock and all 17,633,886 shares of preferred stock issued in our acquisition of FreePC were converted one for one into common stock.

Results of Operations

   The following table sets forth a reconciliation of our net loss attributable to common stockholders to income (loss) before non-cash charges for amortization of intangible assets, stock-based compensation and accretion of mandatorily redeemable preferred stock to redemption value.

                                                         Quarter Ended
                                                  -----------------------------
                                                  April 1, 2000  March 31, 1999
                                                  -------------  --------------
   Net loss attributable to common
    stockholders................................  $    (11,896)    $     (872)
   Amortization of intangible assets............        10,196            --
   Non-cash stock-based compensation............            91             41
   Accretion of mandatorily redeemable preferred
    stock to redemption value...................         2,346            --
                                                  ------------     ----------
   Income (loss) before amortization of
    intangible assets, non-cash stock-based
    compensation and accretion of mandatorily
    redeemable preferred stock to redemption
    value.......................................  $        737          $(831)
                                                  ============     ==========
   Income (loss) per share before amortization
    of intangible assets, non-cash stock-based
    compensation and accretion of mandatorily
    redeemable preferred stock to redemption
    value:
     Basic......................................  $       0.01     $    (0.01)
     Diluted....................................  $       0.01     $    (0.01)
   Shares used in computing income (loss) before
    amortization of intangible assets, non-cash
    stock-based compensation and accretion of
    mandatorily redeemable preferred stock to
    redemption value:
     Basic......................................    88,216,680     57,600,000
     Diluted....................................   126,050,426     57,600,000

   In conjunction with the preceding reconciliation, the following table sets forth for the periods indicated, the percentage of consolidated net revenues represented by certain items in the Company's condensed consolidated statements of operations. The percentages of consolidated net revenues exclude non-cash charges for amortization of intangible assets, stock-based compensation and accretion of mandatorily redeemable preferred stock to redemption value.

Percentage of Consolidated Net Revenue

                                                       Quarter Ended
                                             ----------------------------------
                                             April 1, 2000(1) March 31, 1999(2)
                                             ---------------- -----------------
   Net revenues:
     Hardware...............................       98.6%            100.0%
     Internet...............................        1.4               --
                                                  -----             -----
       Net revenues.........................      100.0             100.0
                                                  -----             -----
   Cost of revenues:
     Hardware...............................       94.1              95.4
     Internet...............................        0.1               --
                                                  -----             -----
       Cost of revenues.....................       94.2              95.4
                                                  -----             -----
     Gross Profit...........................        5.8               4.6
   Operating expenses:
     Sales and marketing....................        2.5               2.0
     Product development....................        0.2               --
     Services and operations................        0.1               --
     Customer service and technical
      support...............................        1.5               0.7
     General and administrative.............        2.0               0.8
                                                  -----             -----
       Total operating expenses.............        6.3               3.5
                                                  -----             -----
   Income (loss) from operations............       (0.5)              1.1
   Interest income (expense), net...........        0.8              (1.7)
                                                  -----             -----
   Income (loss) before accretion of
    mandatorily redeemable preferred stock
    to redemption value.....................        0.3%             (0.6)%
                                                  =====             =====

--------
(1) Excludes $10.2 million of amortization charges related to the acquisition of FreePC, Inc. See "Note 2--Business Combination" in Notes to Condensed Consolidated Financial Statements. Sales and marketing expenses exclude $22,000 of non-cash stock-based compensation expense and general and administrative expenses exclude $69,000 of non-cash stock-based compensation expense.

(2) General and administrative expenses exclude $41,000 of non-cash stock-based compensation expense.

Net Revenues

 Net Hardware Revenues

   To date substantially all of our hardware revenue has been derived from sales of our PCs and monitors. We sell a variety of PC configurations and monitor models to our retail customers. Our net hardware revenues increased from $137.4 million for the quarter ended March 31, 1999 to $246.4 million for the quarter ended April 1, 2000. This represents a 79% increase, which was due to increased unit shipments at each price point and the expansion into higher price points. In the quarter ended April 1, 2000, we shipped 521,000 PC units, an increase of 82% over the number shipped in the quarter ended March 31, 1999. Net revenue from extended service contracts and technical support during these periods was minimal and reported with net hardware revenues.

 Internet Revenues

   We recognized total Internet revenues of $3.4 million for the quarter ended April 1, 2000. No Internet revenues were earned during the quarter ended March 31, 1999. The $3.4 million of Internet revenues for the quarter ended April 1, 2000 represents a 131% increase over the quarter ended December 31, 1999 and was attributable to expanded Internet programs associated with our acquisition of Free PC, Inc. and the continuation of our Internet-related services including those through our marketing agreement with America Online. We expect future Internet revenues to increase from advertising generated by our keyboard buttons, our desktop client software, pre-loaded software offerings and other Internet related services; and we expect Internet revenues to increase as a percentage of our total revenues. However, quarter over quarter growth is not expected to be of the same percentage magnitude as the growth experienced in the quarter ended April 1, 2000 over the quarter ended December 31, 1999.

Cost of Revenues

   Cost of revenues primarily consists of the cost of PCs and monitors, Microsoft software licensing costs, inbound shipping costs, inventory valuation reserves and costs of providing Internet access through e-machines.net. Cost of revenues increased from $131.1 million for the quarter ended March 31, 1999 to $235.3 million for the quarter ended April 1, 2000. This increase was due to increases in unit shipments and expansion into higher cost products. We expect cost of revenues to increase as revenues increase. Gross margin increased from 4.6% for the quarter ended March 31, 1999 to 5.8% for the quarter ended April 1, 2000. This increase was due to increased sales of higher margin products and growth of our Internet business. Our historical gross margins may not be indicative of our future results of operations.

Operating Expenses

 Sales and Marketing

   Excluding non-cash stock-based compensation charges, sales and marketing expenses increased from $2.7 million for the quarter ended March 31, 1999 to $6.0 million for the quarter ended April 1, 2000. As a percentage of net revenues, sales and marketing costs, excluding non-cash stock-based compensation charges, increased from 2.0% for the quarter ended March 31, 1999 to 2.5% for the quarter ended April 1, 2000. The absolute dollar increase was primarily due to increased cooperative advertising costs and commission expenses associated with increased sales volumes. The percentage increase is due to expansion of our in-house sales force and our Internet related activities. We expect sales and marketing expense to increase as sales volumes increase.

 Product Development

   Following the acquisition of FreePC, we began investing in product development to support and expand our Internet business. Product development expense for the quarter ended April 1, 2000 was $512,000, or 0.2% of net revenues. We expect to continue to increase our product development expenses in absolute dollars as our Internet business grows.

 Services and Operations

   Services and operations expenses consists of internal information technology support costs and was $313,000 or 0.1% of net revenues for the quarter ended April 1, 2000. No services and operations expenses were incurred during the quarter ended March 31, 1999. We expect these costs to increase in absolute dollars as we continue to expand our capabilities in this area.

 Customer Service and Technical Support

   We outsource our customer service and technical support. Customer service and technical support expenses increased from $0.9 million for the quarter ended March 31, 1999 to $3.8 million for the quarter ended April 1, 2000. Customer service and technical support expenses increased in absolute dollars as a result of increased sales volume. As a percentage of net revenues, customer service and technical support expenses increased from 0.7% to 1.5%, as a result of increased call volumes and Internet related services. We expect our customer service and technical support expenses to increase as we expand our Internet-related activities and to increase to the extent our sales volumes increase.

 General and Administrative

   General and administrative expenses consist primarily of payroll and related expenses for management and administrative personnel, outsourced warehousing activities, facilities expenses, professional service fees, travel and other general corporate expenses. Excluding non-cash stock-based compensation charges, general and administrative expenses increased from $1.1 million, or 0.8% of net revenues, for the quarter ended March 31, 1999, to $5.0 million, or
2.0 % of net revenues, for the quarter ended April 1, 2000. We anticipate that general and administrative expenses will increase in absolute dollars due to increased expenses associated with the addition of personnel and additional professional fees, including costs associated with being a public company.

 Interest Income and Expense

   Net interest expense was $2.4 million for the quarter ended March 31, 1999 and consisted primarily of interest on trade payables. The Series A preferred stock private placement in August 1999 raised net proceeds of $146.3 million which were used to reduce trade payables and associated financing charges. Interest expense was minimal during the quarter ended April 1, 2000 as our only debt consists of $560,000 of long-term subordinated notes payable outstanding to stockholders, which bear interest at 5.79% and mature on June 7, 2004. Net interest income was $1.9 million for the quarter ended April 1, 2000 and was earned through interest bearing cash equivalents and other interest bearing short-term investments.

Liquidity and Capital Resources

   On March 24, 2000, we completed our initial public offering of 20,000,000 shares of our common stock, providing us with net proceeds of $165.1 million. The completion of our public offering coupled with our private placement financing in August 1999 have provided us with working capital of $303.5 million as of April 1, 2000. Of this amount, $303.1 million consisted of cash and cash equivalents. As of April 1, 2000, we had $560,000 of long-term subordinated notes payable outstanding to stockholders, which bear interest at 5.79% and mature on June 7, 2004.

   In August 1999, we completed our private placement of 24,279,369 shares of our Series A preferred stock, providing us with net proceeds of $146.3 million. Prior to the private placement, we financed our operations primarily through extended payment terms on trade payables. The private placement proceeds were used to reduce trade payables and associated financing expense.

   Net cash provided by operating activities was $1.3 million for the quarter ended March 31, 1999 and $3.2 million for quarter ended April 1, 2000. Cash provided by operating activities for the quarter ended March 31, 1999 consisted primarily of increases in trade payables that resulted from our financing operations through extended payment terms on trade payables. Cash flows from operating activities for the quarter ended April 1, 2000 were provided by earnings of $737,000 before non-cash expenses and decreases in accounts receivable.

   Net cash used for investing activities was $661,000 for the quarter ended March 31, 1999 and was used for the purchase of property and equipment. Net cash provided by investing activities of $19.7 million for the quarter ended April 1, 2000 came from the maturities of short-term investments and cash acquired with the acquisition of FreePC. During the quarter ended April 1, 2000, the Company invested $5.75 million in foreign securities.

   Net cash for financing activities was nil for the quarter ended March 31, 1999. Net cash provided by financing activities for the quarter ended April 1, 2000, was $165.5 million, consisting of the net proceeds from our initial public offering of common stock and proceeds from exercise of common stock options.

   We currently believe that our available funds as of April 1, 2000, will be sufficient to meet our anticipated liquidity requirements for at least the next 12 months. If additional funds are required, financing may not be available on acceptable terms, if at all, and may be dilutive to our stockholders.

   RISKS THAT COULD AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   In addition to the factors discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and in our Form S-1, our business, financial conditions and results of operations could be impacted by a number of factors, including without limitation the following factors.

                     Risks Related to Our Combined Business

Because we have operated for a limited period of time and our business is still rapidly changing, there is limited information upon which to evaluate our business.

   We were incorporated in September 1998 and sold our first PC in November 1998. To date, most of our revenues have been derived from the sale of PCs and monitors, and from the provision of customer support and other technical services related to those PC products. The acquisition of FreePC in January 2000 has allowed us to accelerate our strategy of extending our historical business as a high-quality, low-priced PC provider to offering computing and Internet advertising offerings. As a result, we expect to derive a larger portion of our revenues from Internet advertising sales and recurring Internet revenues in the future, although our ability to generate significant revenue from this business is unproven. Our limited operating history and the limited operating history of FreePC and our evolving businesses make it difficult to evaluate or predict our future business prospects. Our business and prospects should be considered in light of the risks and difficulties typically encountered by companies in the early stages of development, particularly those in the rapidly changing PC and Internet commerce markets.

We have incurred significant losses and expect to incur additional losses in the future.

   We have incurred net losses, and at April 1, 2000, we had an accumulated deficit of $24.2 million, which included $6.1 million for accretion of mandatorily redeemable preferred stock to redemption value. Although we experienced a period of rapid revenue growth from PC sales following our inception, we may not be able to maintain this revenue growth, and we expect to incur losses in the future. Further, FreePC has incurred significant losses since its inception. In connection with the FreePC acquisition, we recorded intangible assets of approximately $147 million, to be amortized over a period of three years, which will adversely affect our earnings and profitability in 2000 and through 2002. In addition, our operating costs have increased significantly as a result of the FreePC acquisition. We have not yet generated significant revenue from our Internet business and we expect to experience operating losses before amortization in that business in the future. As a result, we expect to report losses on an operating basis after amortization of intangible assets in our combined business for at least the next couple of years.

Our quarterly operating results are subject to fluctuations and seasonality that make it difficult to predict our future performance.

   We expect our quarterly operating results to fluctuate significantly in the future due to a number of factors. Because our PC business currently generates low operating margins, a trend that we expect to continue for the foreseeable future, slight variations in the prices of our PCs, component or manufacturing costs or operating costs could significantly affect our operating results in future periods. In addition, the Internet advertising and e-commerce market is highly competitive and subject to rapid change and our ability to generate any significant revenue from that business is unproven. Some of the other factors that could affect our quarterly operating results include:

  . the timing and amount of Internet advertising and e-commerce activity generated through our hot-key enabled keyboards that provide one-touch access to selected Web sites, our desktop client software and other initiatives;

  . acceptance by consumers of computing devices that include our Internet offerings;

  . continued acceptance and growth of the Internet as a medium for buying and selling goods and services;

  . acceptance by advertisers of the Internet as an efficient means for reaching consumers;

  . our ability or our suppliers' ability to effectively develop and support new PC models;

  . reductions in the prices of PC products, and new product or Internet service announcements and introductions, by us or our competitors;

  . fluctuations in the amount of, and the number of our PC buyers claiming product rebates;

  . popularity of the PCs and monitors we sell, and changes in our mix of products;

  . achieving and maintaining a low-cost business model in our PC business and managing the third-party relationships necessary to do so;

  . the cost of our PC products, including our key suppliers' component costs and ability to obtain sufficient supply; and

  . our key suppliers' ability to manufacture and deliver sufficient quantities of our PC products, and to maintain the quality of our PC products.

   In addition, our limited operating history makes it difficult for us to accurately identify all of the possible factors and plan our operations accordingly. Furthermore, because our operating expenses are based on our expectations of future revenues and we have recently significantly increased our operating expenses as a result of our acquisition of FreePC, unexpected quarterly fluctuations in revenue or a failure to generate significant revenue from our Internet business could significantly harm our operating results. If our operating results in any future quarter do not meet the expectations of securities analysts or investors, the price of our common stock could significantly decline.

   Seasonal fluctuations may also affect our quarterly operating results. Historically, demand for PCs and PC-related services and consumer retail sales have been significantly stronger in the fourth quarter of each year and weaker in the first and second quarter of each year. We believe that the seasonal impact on our business of these cycles will increase to the extent that PCs continue to become more consumer-oriented or entertainment-driven products and e-commerce continues to gain broader acceptance. As a result, we expect our net revenues from both our PC business and our Internet businesses generally to be greater in the fourth quarter and lower in the first and second quarters of each year.

We have experienced a period of rapid growth, and if we are unable to manage this growth successfully, our business could be significantly harmed.

   Our net revenues increased from $137.4 million for the quarter ended March 31, 1999 to $249.8 million for the quarter ended April 1, 2000. Our total number of employees has grown from 10 at December 31, 1998 to 140 at April 1, 2000. Our growth has placed, and will continue to place, a significant strain on our management systems, infrastructure, resources and planning and management processes.

   As we grow, we will also need to continue to assimilate new employees, as well as expand, train and manage our workforce. Several key members of our management team have joined us recently in connection with our acquisition of FreePC. In addition to performing their regular duties, these individuals must spend a significant amount of time learning our management systems and our historical business model in order to help us extend that model to offering integrated computing and Internet solutions. Further, our senior management team has limited experience in the management and administration of a public company. If our senior management team is unable to effectively integrate themselves into our business or work together as a management team, we may be unable to manage our business causing substantial harm to our business.

If we lose key personnel or are unable to attract and retain additional personnel when needed, we may not be able to successfully operate our business.

   Our future success depends on the skills, experience and performance of our senior management and key personnel, especially that of our President and Chief Executive Officer, Stephen A. Dukker. Additionally, the FreePC management team is key to the success of our Internet business. We must retain these individuals and be able to attract and retain additional key personnel when needed in the future. Competition in the PC and Internet and e-commerce markets for these types of individuals with business and technical expertise is high. All of our senior management and key personnel are at-will employees and may terminate their employment with us at any time without warning. Further, we do not maintain "key man" life insurance with respect to any of our employees. If we lose key personnel, especially Mr. Dukker, or if we are not able to attract and retain additional personnel when needed, we may be unable to successfully introduce new products and services or otherwise implement our business strategy.

We are subject to risks associated with acquisitions, in general, and with our acquisition of FreePC, in particular.

   In January 2000, we acquired FreePC. We may not successfully integrate the additional personnel, operations, technology and products of FreePC into our business, or retain FreePC employees, including key personnel. In particular, with the acquisition of FreePC, we have extended our historical business as a high-quality, low-priced PC provider to include integrated computing and Internet advertising offerings. We may not realize the expected benefits from these offerings. The acquisition may also strain our existing financial and managerial controls and reporting systems and procedures.

   We intend to continue to make investments in complementary companies, products or technologies. If we buy a company, we could have difficulty in integrating that company's personnel and operations. In addition, the employees, including key personnel, may decide not to work for us. If we make other types of acquisitions, we could have difficulty integrating the acquired technology or products into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition, as a result of future acquisitions, we may increase our debt or dilute our existing stockholders if we issue equity securities to pay for the acquisition.

If we do not maintain our reputation and expand our name recognition, we may lose consumer and advertising customers.

   Developing and maintaining awareness of our "eMachines" brand name is critical to achieving widespread acceptance of our computing and Internet advertising offerings. Promotion and enhancement of our brand will depend largely on whether we cost-effectively provide reliable and desired products and services to consumers and advertisers and the effectiveness of our marketing efforts. Currently, retailers are our first point of contact with consumers. If these retailers reduce or cease advertising our products, we may need to increase our own sales and marketing expenses to create and maintain brand awareness among potential consumers. If consumers do not perceive our products to be of high quality, our brand name and reputation could be significantly harmed. Also, if advertisers do not perceive our reputation among consumers to be good, they may not be willing to offer as much for our services. Furthermore, the importance of brand recognition will increase as competition in the PC and Internet advertising markets increases. If we fail to successfully promote our brand name or if we incur significant expenses promoting and maintaining our brand name, we may lose PC and Internet advertising sales.

If we do not continually introduce new products and services to keep pace with rapid technological change, we may not be competitive and could experience a decline in sales and loss of market share.

   The PC and Internet advertising markets are both characterized by rapid ongoing technological change, changes in user requirements and preferences, frequent new service introductions embodying new processes and technologies and evolving industry standards and practices that could render our existing products and services obsolete. We must regularly introduce new products, including new PC configurations, and enhanced Internet services to maintain retailer, consumer and advertiser interest in our products and services. Any new PC or other Internet access devices or Internet services that we introduce may not be successful. In addition, the successful introduction of new products or services by us or our competitors may significantly harm the sale of, or gross margins on, our existing products or services. We may not be able to quickly adapt to future changes in the PC and Internet access device industry, in particular, because we do not maintain a PC or Internet access device research and development group. Currently, we work closely with TriGem Computer, one of our principal stockholders and the manufacturer of all of our eTower PCs, to evaluate the latest developments in PC-related technology. If we do not have access to new technology in the future, we may not be able to successfully incorporate new technology into our products or deliver new products or features in a timely and cost-effective manner.

We are involved in litigation that may be costly and time-consuming.

   In July 1999, Compaq Computer Corporation filed a complaint against us, TriGem Computer, TriGem America and Korea Data Systems as defendants in the U.S. District Court for the Southern District of Texas based on the defendants' alleged infringement of 13 patents held by Compaq related to improved system processing speed, enhanced video graphics, peripheral compatibility and overall system architecture. The complaint seeks an accounting, treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys' fees and other unspecified damages. We filed a response in September 1999, seeking declaratory judgment of noninfringement and invalidity of Compaq's patents and asserting counterclaims against Compaq that included false and misleading advertising under the Lanham Act, business disparagement and unfair competition under Texas common law. The case is currently in the early stages of discovery. As a result, we are currently unable to estimate total expenses, possible loss or range of loss that may be ultimately connected with these allegations. We are indemnified against liability under the terms of our PC supply agreement. We cannot assure you that Compaq will not succeed in obtaining monetary damages or an injunction against the production of our PC products. Our defense of the claims could result in significant expenses and diversion of management's attention and other resources. Although we believe our direct financial exposure is limited under our indemnification arrangements, the results of complex litigation of this sort are inherently uncertain and difficult to predict and there can be no assurances that the results of this litigation would not result in our business being significantly harmed, particularly if it affects production of our PCs.

   Packard Bell filed a complaint on October 6, 1999 in Federal District Court for the Eastern District of California, alleging patent infringement on Packard Bell patents which it asserts relates to (i) graphics controller, (ii) parallel port controller, and (iii) bus interface of our eTower machine. We filed a response in January 2000 disputing infringement and asserting that the patents at issue are invalid. We are in the early stages of discovery. As a result, we are currently unable to estimate total expenses, possible loss or range of loss that may be ultimately connected with these allegations. We are indemnified against liability under the terms of our PC supply agreement. There can be no assurances that Packard Bell will not succeed in obtaining monetary damages or an injunction against the production of our PC products. Our defense of the claims could result in significant expenses and diversion of management's attention and other resources. Although we believe our direct financial exposure is limited under our indemnification arrangements, the results of complex litigation of this sort are inherently uncertain and difficult to predict, and there can be no assurances that the results of this litigation would not result in our business being significantly harmed, particularly if it affects production of our PCs.

   In October 1999, David Packard, on behalf of a putative nationwide class, filed a complaint against us as a defendant in the U.S. District Court for the Eastern District of Texas based on our alleged sale of defective goods. Essentially identical complaints were filed contemporaneously against Compaq, Hewlett-Packard and Packard Bell. The complaints claim that a chip in the defendants' respective PC products contains a defect which may cause an error to occur when information is written to a floppy disk. The complaint seeks unspecified monetary damages, injunctive relief and declaratory relief. The lawsuit against us is in the early stages of discovery and we have not yet filed a response. Although we believe that we have meritorious defenses and intend to vigorously defend ourselves in this action, these types of litigation are inherently complex and unpredictable. There can be no assurances that the suit will not succeed in obtaining unspecified monetary damages, injunctive and declaratory relief against the production of our PC products. Our defense of the claims could result in significant expenses and diversion of management's attention and other resources. In addition, there can be no assurances that the results of this litigation would not result in our business being significantly harmed.

   Various other lawsuits, claims and proceedings have been or may be asserted against us, including those related to product liability, intellectual property, Internet content, privacy, safety and health and employment matters. Litigation is expensive and time consuming regardless of the merits of the claim and could divert management's attention from our business. Moreover, we cannot predict the outcome of any litigation. Some lawsuits, claims or proceedings may be disposed of unfavorably to us and we may incur significant costs defending ourselves.

We may not be able to compete effectively if we are not able to protect our intellectual property.

   We rely on a combination of trademark, trade secret, patent and copyright law and contractual restrictions to protect our intellectual property. e-machines is our registered trademark in the United States. We have also applied to register several trademarks including eMachines and the "e" logo in the United States. We have also applied to register marks in the European Community, the United Kingdom, Brazil, Japan, Taiwan, China, Canada and Mexico. We also have a United States patent application currently pending. If we are not successful in obtaining the patent protection we seek, our competitors may be able to replicate our ad optimization technology and compete more effectively against us. The legal protections described above, even if successful, would afford only limited protection. Unauthorized parties may attempt to copy aspects of our products, services, or otherwise attempt to obtain and use our intellectual property. Enforcement of trademark rights against unauthorized use, particularly over the Internet and in other countries, may be impractical or impossible and could generate confusion and diminish the value of the mark. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Any litigation could result in substantial costs and diversion of our resources and could seriously harm our business and operating results. In addition, our inability to protect our intellectual property may harm our business and financial prospects.

Products that contain, or are rumored to contain, defects could result in significant costs to us, decreased sales of our products, damage to our brand and lawsuits.

   The design and production of PC components is highly complex. Because we do not design or produce our own PC products, we must rely on suppliers and component manufacturers to provide us with high-quality products. If any of our PC products contain defective components, we could experience delays in shipment of these products and increased costs. Further, the design of software is highly complex, and software often contains defects that may be undiscovered for long periods of time. If we are not successful in designing this software, or if defects in our software or in our PC products are discovered after we have shipped our affected software or PC products in volume, we could be harmed in the following ways:

  .  upgrades, replacements or recalls could impose substantial costs on us;

  . rumors, false or otherwise, could be circulated by the press and other media, which could cause a decrease in sales of our products and significant damage to our brand; and

  . our PC buyers could file suits against us alleging damages caused by defective products.

   For example, in October 1999, David Packard, on behalf of a putative nationwide class, filed complaints against us, Hewlett-Packard and Compaq in the U.S. District Court for the Eastern District of Texas based on alleged sale of defective goods. The complaint alleges that a chip in the respective defendants' PC products contains a defect that causes an error to occur when information is written to a floppy disk. For a discussion of these complaints and the risks associated with the lawsuit against us, see the risk factor "We are involved in litigation that may be costly and time-consuming" above.

If demand for Internet access devices, in general, and PCs, in particular, does not continue to grow, we could have excessive inventories that could result in write-offs.

   The future success of our business model depends on the continued strong demand for Internet access devices, generally, and for PCs, in particular. Although we currently focus our efforts on high-quality, low-priced PC products, we expect consumer demand for more powerful PCs and other Internet access devices to increase with advances in technology and declines in prices. To meet these demands, we must successfully gauge the level and timing of consumer demand for PCs and other Internet access devices and match the supply of each. The PC and Internet access device markets are characterized by rapid new product and technology introductions and generally declining prices for existing products. Demand for PCs and other Internet access devices might be significantly reduced if consumers perceive little technological advantage in new products or believe that the price of a new product is not worth the perceived technical advantage. Further, if consumers view anticipated changes as significant, such as the introduction of a new operating system or microprocessor architecture, overall market demand for PCs and other Internet access devices may decline because potential consumers may postpone their purchases until release of the new product or in anticipation of lower prices on existing products following the introduction of new models. Reduced demand could result in excessive inventories that could lead to write-offs of some or all of the excess inventories and could take several quarters to correct.

               Risks Principally Related to Our Internet Business

The Internet advertising market is new and unproven and may not continue to develop.

   The Internet has not been used as an advertising medium for a sufficient period of time to demonstrate its effectiveness. Our business would be adversely affected if the Internet advertising market fails to develop. Most of our current or potential advertising customers have not devoted a significant portion of their advertising expenditures to Internet advertising and may not find Internet advertising to be effective for promoting their products and services relative to advertising using traditional media.

   Currently, there are no widely accepted standards for measuring the effectiveness of Internet advertising. We cannot be certain that such standards will develop to sufficiently support Internet advertising as a significant advertising medium. Advertisers may not accept our or third-party measurements of impressions or click-throughs on Web sites utilizing our services. In addition, the effectiveness of Internet advertising depends on the accuracy of information contained in the databases used to target advertisements. We cannot be certain that the information in our databases will be accurate or that advertisers will be willing to have advertisements targeted by any database containing such potential inaccuracies. Actual or perceived ineffectiveness of online advertising in general, or the actual or perceived inaccuracy of measurements or database information in particular, could limit the long-term growth of online advertising.

   The advertising links that we provide using our hot-key-enabled keyboards and client software and the banner advertisements that we serve may not be effective advertising methods. Other forms of Internet advertising may be more effective or gain wider acceptance; nonetheless, we may not be able to take advantage of these other forms of advertising. Moreover, "filter" software programs that limit advertising from being delivered to a user's computer are currently available. The Internet advertising market and our business could be adversely affected if use of filter software becomes widespread.

   Adoption of online direct marketing, particularly by those entities that have historically relied upon traditional means of direct marketing, such as telemarketing and direct mail, requires the broad acceptance of a new and substantially different approach to direct marketing. Intensive marketing and sales efforts may be necessary to educate prospective advertisers regarding the uses and benefits of our direct marketing services to generate demand for such services. Enterprises may be reluctant or slow to adopt a new approach that may replace, limit, or compete with their existing systems. In addition, since online direct marketing is emerging as a new and distinct market apart from online advertising, potential adopters of online direct marketing services will increasingly demand functionality tailored to their specific requirements.

Our ability to generate Internet-based revenues is unproven and we may never achieve profitability in our Internet business.

   We first began bundling the eWare desktop client software with our PCs during December 1999 and did not begin production of our first keyboard with Internet hot-keys until January 2000. Given our limited history offering these Internet-based services, evaluating our performance is difficult. In addition, although FreePC had relationships with a large number of advertisers, our business model is significantly different than FreePC's, and as expected many of these advertisers have not continued to do business with us as we have discontinued the distribution of free computers and expect to cease providing free Internet access service. You should consider the uncertainties that we may encounter as we develop our Internet business in this rapidly evolving market, such as:

  . consumer demand for, and acceptance of, our eWare Internet client and hot-key-enabled keyboards;

  . our ability to create user-friendly applications that appeal to consumers;

  . our ability to contract with content providers who will furnish information that our users find attractive;

  .  our ability to support a large number of users;

  . our ability to anticipate and adapt to a developing market and to rapidly changing technologies;

  .  our unproven and evolving business model; and

  . our need to expand significantly our internal resources to support growth of our product and service offerings.

   If we are unable to address successfully these issues, we will be unable to expand our Internet business, compete effectively or achieve profitability in the Internet segment of our business.

Our Internet-based revenues will suffer if consumers do not use the hot-keys, desktop client software and other Internet-related services that we provide them.

   We expect to generate future revenues from sources such as Internet advertising, sponsorships, e-commerce and Internet application services. The success of our Internet operations depends upon the use by our consumers of the hot-keys on our keyboards and our desktop client software to reach selected advertisers' Web sites. Many of our potential consumers have never purchased Internet access service, used the Internet, e-mail or other Internet-based applications or engaged in e-commerce transactions. Potential users must use our desktop client software and hot-keys as part of their Internet and e-commerce experience in order for us to receive recurring Internet revenues. Because these keys and the menu bar have only been operational for a limited period of time and because they are new methods of accessing Web sites and Internet-based services, whether enough users of our PCs will use these features to create a sufficiently large audience to attract advertisers is uncertain. In addition, use of the hot-keys and our desktop client software depends on the appeal to our consumers of the linked Web sites. We rely on market research to determine the categories of products and services in which consumers are likely to be interested. Should our reliance on this research prove to be misguided, we may fail to select relevant categories of interest to consumers or fail to adequately provide links to superior content within these categories. In addition, we have no control over the experience that our consumers have while visiting these Web sites. Consumers who are not satisfied with their experience may decide not to use our hot-keys or desktop client software. Should this occur, our ability to generate advertising revenue will be significantly harmed.

We face risks related to expanding into new services and business areas, in particular, e-commerce.

   To increase our revenues, we will need to expand our operations by promoting new or complementary products and by expanding the breadth and depth of our services. Specifically, our future success will depend, in part, on obtaining revenues from the facilitation of e-commerce transactions with online and traditional retailers. The market for e-commerce services is extremely competitive. Because we have limited experience in this market, we may have limited success. If we expand our operations in this manner, we will require significant resources for additional development and such expansion may strain our management, financial and operational resources. Our expansion into new product and service offerings may not be timely or may not generate sufficient revenues to offset their cost. If this occurs, our business will be seriously harmed.

If we are unable to compete successfully for users, we could experience a loss of revenues and market share.

   The markets for PCs, Internet appliances and Internet advertising are intensely competitive, evolving and subject to rapid technological change. These markets are characterized by an increasing number of entrants. We compete for users, and consequently for potential electronic commerce and advertising revenue, directly or indirectly, with the following categories of competitors:

  . vendors of personal computers, such as Apple, Compaq, Dell, Gateway, Hewlett-Packard and IBM;

  . vendors of stand-alone Internet appliances, such as InfoGear, Netpliance and WebTV;

  . Internet service providers, such as America Online, EarthLink, Mindspring, Microsoft and NetZero;

  .  Internet portals, such as Excite@Home, Lycos and Yahoo!; and

  . providers of Internet advertising services, such as 24/7 Media, DoubleClick and Engage Technologies.

   Virtually all of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a substantially larger installed base of customers than we do. In addition, many of our competitors have nationally known brands or well-established relationships and have extensive knowledge of our industry. Moreover, our current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address consumer needs or to combine hardware product and Internet service offerings.

If we are unable to sell America Online's Internet access services to our PC buyers, our revenues and profits would be reduced.

   Our future success depends in part on our ability to sell Internet access services to our PC buyers. The PC industry and the Internet industry are currently evolving and converging. We believe that this convergence will result in the PC becoming the Internet appliance that attracts consumers to enter into multi-year Internet access service contracts. In addition, since we receive bounty payments and other revenues from America Online depending on the service our PC buyers choose, our business would be harmed if the reputation of America Online or the popularity of America Online's AOL Classic or CompuServe 2000 suffer and a significant number of buyers do not also purchase Internet access service from America Online. If Internet access services fees decline significantly or become free, an ISP rebate program would be unattractive to consumers and our revenues and profits would be reduced.

Our future growth depends on the continued use of the Internet.

   We believe a significant number of our PC buyers are purchasing our products and services as a means of connecting to the Internet. As a result, our future success is substantially dependent upon continued growth in Internet use. The adoption of the Internet medium for commerce and communications generally requires the understanding and acceptance of a new way of purchasing goods and exchanging information. The use and acceptance of the Internet may not increase for a number of other reasons, including the following:

  . actual or perceived lack of security of information, such as credit card numbers, which are transmitted over the Internet;

  .  high cost or lack of availability of access;

  .  congestion or traffic or other usage delays on the Internet;

  .  inconsistent quality of service;

  .  possible outages due to damage to the Internet;

  .  uncertainty regarding intellectual property ownership; and

  .  government regulation of the Internet.

   Capacity constraints caused by growth in the use of the Internet may impede further development of the Internet to the extent that users experience delays, transmission errors and other difficulties. If the necessary infrastructure, products, services or facilities are not developed to mitigate the effects of these factors, or if the Internet does not become a viable and widely used commercial and communication medium, our products and services would be less attractive and our future growth would be impaired.

If software we develop or software developed by, or licensed from, third parties, has any unanticipated defects or becomes unavailable, we could experience service interruptions that could increase our repair costs or reduce our revenues.

   We have developed and are further developing two-way client software as well as other applications that will be bundled with our PCs. Some of our Internet-based services rely on software provided by third parties that is bundled with our PCs. We have no control over the quality of this software. Our software and this third-party supplied software may contain undetected errors, defects or bugs. These defects could cause service interruptions that could damage our reputation or increase our product repair costs, prevent us from delivering advertisements, cause us to lose revenue, delay market acceptance of our Internet-based services or divert our development resources, any of which could cause our business to suffer. If these problems cannot be fixed in a timely manner, we may be unable to fulfill our obligations to our advertising customers, which could significantly harm our business.

Our servers are located at a single site and, in the event of a natural disaster, our client software would not operate.

   We depend on the efficient and uninterrupted operations of our Web servers and other hardware systems. Our Web servers and other hardware systems are located in Sunnyvale, California. Our Web servers and other hardware systems are vulnerable to damage from earthquakes, fire, floods, power loss, telecommunications failures, and similar events. If any of these events result in damage to our Web servers or other hardware systems, we may be unable to deliver Internet advertising and other related Internet services for our customers until the damage is repaired. If this occurs, we may lose customers, users of our client software and revenue, and may incur substantial costs in repairing any damage.

Online security breaches could result in a loss of consumer confidence in e-commerce, which could lessen our ability to implement our business strategy.

   Because many of our advertisers encourage people to use the Internet to purchase goods and services, our business could be seriously harmed if Internet users reduce their use of the Internet because of security concerns. We currently ask consumers to provide us with registration and other information and we rely on encryption and authentication technology to securely transmit this confidential information. In addition, a party that is able to circumvent the security of our server systems could steal proprietary information or cause interruptions in our operations. Our efforts to protect our server systems may not be successful. Any well-publicized compromise of confidential information, whether during the transmission of data or while it is stored on our servers, could damage our reputation, expose us to a risk of loss, litigation or liability, and deter people from using the Internet. Our insurance policies may not be adequate to reimburse us for losses caused by security breaches.

We could be exposed to liability or increased costs if new case law is decided, or new government regulation is enacted, regarding the Internet.

   The law relating to our Internet business and operations is evolving, and no clear legal precedents have been established. For example, tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in e-commerce, and new state tax regulations may subject us to additional state sales or other taxes. The adoption of any new Internet laws and regulations or the application of existing laws and regulations to the Internet and e-commerce could decrease the demand for our products and services or increase the cost of doing business. In addition, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. If we were alleged to have violated federal, state or foreign civil or criminal law, even if we could successfully defend such claims, it could occupy significant amounts of management's time, harm our business reputation and negatively affect our operating results and financial condition.

                  Risks Principally Related to Our PC Business

Because our business depends on outsourcing a substantial portion of our PC operations, if we were unable to do so in the future, we could incur significantly higher costs which would reduce our revenues and our profits.

   Historically, we have had relatively low manufacturing and operating costs because we outsource most of our operating and manufacturing functions, including system assembly, warehouse labor, distribution, research, product design, warranty services and customer support. In addition, we have had relatively low distribution costs because we distribute our products primarily through a limited number of large retailers. We may not be successful in managing our relationships with any of these third parties, and if existing third-party suppliers cannot provide these services at commercially reasonable prices, or at all, and we are not able to find suitable alternative suppliers, our business would be significantly harmed. Moreover, we may not be able to monitor or control effectively the quality of the PCs and monitors manufactured by our suppliers. Low-quality products, poor customer service, or similar inadequacies may harm our brand name, which would reduce our revenues and profits.

Because we currently depend solely on three manufacturers for our PCs and monitors, if supply is reduced or discontinued, our growth rate would decline which would harm our business and financial results.

   TriGem Computer currently manufactures all of our eTower and eMonster PCs. Historically, Korea Data Systems Co. manufactured our eOne PCs and eSlate notebook PCs and, together with Jean Company, a Taiwanese manufacturer, all of our monitors. We have no obligation to order, take minimum delivery or purchase products at pre-negotiated prices from TriGem Computer, Korea Data Systems Co. or Jean Company. Additionally, other than in the case of TriGem Computer as described below, absent a purchase order submitted by us, Korea Data Systems and Jean Company have no contractual obligation to supply us with PCs and monitors. Further, TriGem Computer's PC production facility in Korea is currently operating at full capacity. In order to meet anticipated demand for our products and the products of other customers, TriGem Computer recently entered into an outsourcing manufacturing agreement for a facility in Xiamen, China and opened a new facility in Shenyang, China. The Xiamen facility currently has production capacity of approximately 90,000 PC units per month. The Shenyang facility is a final-assembly plant with production capacity of approximately 150,000 PC units per month. Under the terms of our supply agreement, TriGem Computer has agreed to reserve a portion of its manufacturing capacity at its facilities to meet our supply requirements. TriGem Computer, Korea Data Systems Co. and Jean Company provide other vendors with PCs and monitors. As a result, we may not benefit from any increased production capacity. If we are unable to obtain a sufficient supply of PCs or monitors to meet the demand for our products, our growth rate would decline which could reduce our sales, revenue and market share. In the future, we plan to establish supply relationships with other PC and monitor manufacturers. There can be no assurances that we will be able to enter into supply or other agreements on terms acceptable to us with other manufacturers to provide us with PCs and monitors.

Our suppliers depend on a limited number of key suppliers for microprocessors and other components used in our products.

   Our suppliers generally use standard parts and components available from a number of vendors. However, our suppliers are dependent on Intel Corporation and Advanced Micro Devices, Inc. for their supply of microprocessors. If, in the future, our suppliers are unable to obtain sufficient quantities of microprocessors from Intel or Advanced Micro Devices, or if these companies stop producing microprocessors that meet our needs, our suppliers could experience increases in component costs or delays in product shipments that would significantly harm our business. Even where multiple vendors are available, our suppliers' strategy has been to concentrate purchases from a single source to obtain favorable pricing. Our profit margins may decline and our business would be significantly harmed if supply shortages led to price increases or production delays for our products.

Because average selling prices of PCs decline rapidly, if we fail to properly manage our inventory, we may be unable to meet consumer demand or we could have excess inventories.

   The average selling prices of PCs are subject to rapid declines. To address the problems created by excess inventory in the face of rapid price decreases, PC vendors must carefully manage their inventory. Additionally, due to our narrow margins, we must manage our inventory more efficiently than traditional PC vendors. From time to time in the past, our inventory has been limited by the capacity of our manufacturers and may be limited in the future. We may be unsuccessful in managing the supply of our PCs and monitors to meet demand in the future. Our business is dependent on our ability to quickly sell our PC products through the retail channel. We must carefully monitor market demand for, and supply of, our products in an effort to match supply to consumer demand. If we overestimate the supply needed to meet consumer demand, we could have excess inventory. If we underestimate needed supply or otherwise maintain too little inventory, we may not be able to react quickly to sudden increases in market demand for a given product.

   Retailers generally have the right to return a portion of excess inventory purchased in the prior quarter within a limited period of time. Increased inventory levels in our distribution channels, whether due to a decrease in consumer demand for our products, lower-than-anticipated demand for PCs in general, problems in managing product transitions or component pricing movements could significantly harm our profitability. Production delays at the beginning of a new PC product cycle could affect our sales of newer products and how we manage the sale of older PC product inventory held by retailers. If we are unable to sell our aging products at anticipated prices, our margins would be reduced. In managing our supply chain, we must accurately forecast consumer demand for our products.

   The international operations of our suppliers of PCs and monitors expose us to currency, trade, regulatory, political and other risks.

   All of our PCs and monitors are currently being manufactured in Korea, China, Taiwan and Malaysia. Our current and potential future international suppliers' operations, and in turn our operating results, are subject to a number of risks associated with international operations including:

  .  fluctuations in currency values;

  .  export duties, import controls and trade barriers;

  .  restrictions on the transfer of funds;

  .  political and economic instability; and

  .  compliance with foreign laws.

Our success depends on our ability to compete successfully in the PC industry.

   The PC industry is highly competitive and we expect this competition to increase significantly, particularly in the low-priced PC market. We have been able to gain market share by selling high-quality PCs at prices significantly lower than those offered by established PC vendors. We expect pricing pressures in the PC market to continue, particularly as more vendors combine Internet access with the purchase of a PC. PC vendors may continue to reduce their prices to compete with us at our low price points. Large PC vendors such as Compaq, Gateway, Hewlett-Packard and IBM have significantly greater financial, marketing and technical resources than we do and may decide to accept lower margins or losses on a sustained basis on their low-priced PC sales to regain market share. The introduction of low-priced PCs combined with the brand strength, extensive distribution channels and financial resources of the larger PC vendors may cause us to lose market share.

   Most major PC vendors have begun to offer Internet access services. Some PC vendors are trying to increase their sales of higher-priced PCs by offering additional services, such as free Internet access for a limited period of time. In addition, other PC vendors are adopting programs similar to ours that rebate a portion of the purchase price of PCs in exchange for entering into multi-year Internet access service contracts. There are relatively few barriers preventing competitors from entering this market. As a result, new market entrants pose a threat to our business. We do not own any patented technology that precludes or inhibits competitors from entering the low-priced PC market. Existing or future competitors may develop or offer products or services that are comparable or superior to ours at a lower price, which could erode our competitive position. For example, in the last quarter of 1999 one retailer began offering its own branded, low-priced PCs in conjunction with Internet access service from America Online. Our PC and monitor suppliers either are not contractually bound or have only limited obligations to meet our demand for products and can divert some or all of their output to others, including our competitors, or sell directly to the retail channel. If any of these events were to occur, our market share could be reduced unless we were able to successfully compete with these parties and source high-quality PCs and monitors from other low-cost manufacturers.

The future of our PC business depends on PCs remaining the predominant Internet access device.

   The future of our PC business depends on PCs remaining the predominant Internet access device. Internet services are currently accessed primarily by PCs. However, television set-top boxes, hand-held products and other non-PC devices may increasingly be used to access the Internet. Television set-top boxes equipped with modems and cable modems allow users to transmit data at substantially faster speeds than the analog modems currently incorporated in our PCs. If consumers prefer this or any other alternative devices to PCs to access the Internet, sales of our PCs may slow. We may try to enter these markets by introducing our own non-PC devices to access the Internet or by forming relationships with companies that manufacture and/or sell such devices. There can be no assurances that we will be successful in entering such markets.

Because we depend on licenses of intellectual property from third parties to produce our PC products, the loss of any of these licenses would significantly harm our financial results.

   We are required to obtain licenses from software providers in order to market and sell our products and services. In particular, we currently pre-install Windows 98 and Microsoft Works on our PCs pursuant to a license. We plan to install Windows 2000 on our PCs in the future pursuant to a license that we expect to enter into with Microsoft. However, if we are unable to maintain these licenses, or obtain the necessary licenses in the future, we may be forced to market products without these technological features or software. We may also be forced to discontinue sales of our products that incorporate allegedly protected technology for which we have no license or defend legal actions taken against us relating to our use of the allegedly protected technology. Our inability to obtain licenses on competitive terms necessary to sell our PCs at a profit would significantly harm our financial results.

Because we depend on a limited number of large retailers for a significant portion of our revenues, the loss of any of these retailers could significantly harm our financial results.

   We depend substantially on retailers to sell our PCs and monitors. Since inception, we have derived a significant portion of our gross revenues from sales of our PCs and monitors to a limited number of large retailers. For the quarter ended April 1, 2000, approximately 55.7% of our gross revenues were from sales of PCs and monitors to Best Buy, Office Depot and Circuit City, our three largest retail customers. We expect to continue to derive a large percentage of our gross revenues from sales of PCs and monitors to a limited number of leading retailers. However, our retail customers are not contractually committed to future purchases of our products and could discontinue carrying our products at any time. In addition, we compete with an increasing number of companies for access to limited shelf space with these retailers. Generally, these retailers limit the number of PC brands they carry and may stop carrying our PCs at any time. Any significant disruption of our relationship with any of our major retailers, any significant reduction in purchases by them or any significant delays in payments by them, could affect our ability to generate revenues or results of operations.

If we are unable to monitor and manage our product rebate programs, our revenues could decrease.

   We currently offer product rebates to buyers of our PCs. We have limited historical data to assist us in determining what percentage of consumers will claim these product rebates. At the same time, we must approximate future product rebate redemptions in order to price our products effectively. If an unexpectedly large number of our PC buyers redeemed the product rebates to which they were entitled, the effective average selling price of our products would be reduced below the level we anticipated and our revenues would decrease.

We rely on the availability of rebates offered by Internet service providers to sell our PCs, and if such rebates are discontinued, our sales could decrease.

   To help sell PCs, we rely on the availability of rebates offered by Internet service providers to purchasers of new computers who subscribe for their Internet access services. These rebates reduce the effective price of our PC models, making them more affordable for consumers. If these rebates were discontinued, the effective prices of our PCs would increase, which likely would reduce sales of our PCs. A significant decrease in sales of PCs would harm our business.

                       Risks Related to Our Common Stock

Our principal stockholders can exercise a controlling influence over our business and affairs.

   Our four principal stockholders, TriGem Corporation, Korea Data Systems America, Stephen A. Dukker and Bill Gross and his affiliated entities, owned approximately 55% of our common stock as of May 1, 2000. If these stockholders acted or voted together, they would have the power to elect our directors and to exercise a controlling influence over our business and affairs. In addition, this concentration of ownership could prevent a change in control that might otherwise be beneficial to our stockholders.

We may have potential conflicts of interest with our principal stockholders that could be resolved in a manner that is inconsistent with other stockholders' interests.

   Conflicts of interest may arise between us and our principal stockholders in a number of areas relating to our present and ongoing relationships, which could be resolved in a manner that is inconsistent with our other stockholders' interests.

Substantial future sales of our common stock in the public market may depress our stock price.

   Our current stockholders hold a substantial number of shares of our common stock that they will be able to sell in the public market in the future. Sales of a substantial number of shares of our common stock in the future could cause our stock price to fall. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock.

Our management has broad discretion over the use of our capital.

   Our management can spend our capital in ways with which our stockholders may not agree.

Our charter documents and Delaware law could make it more difficult for a third party to acquire us and discourage a takeover.

   Our certificate of incorporation and bylaws are designed to make it difficult for a third party to acquire control of us, even if a change in control would be beneficial to stockholders. As a Delaware corporation, we are also subject to the Delaware anti-takeover statute contained in Section 203 of the Delaware General Corporation Law. These provisions could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

Our stock price may be volatile.

   The market price for our common stock is likely to be highly volatile and subject to wide fluctuations in response to factors including those set forth in the items under "Risks That Could Affect Our Financial Condition and Results of Operations". An active public market for our common stock may not develop or be sustained. In addition, the stock markets in general, and The Nasdaq National Stock Market and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The trading prices of many comparable technology companies' stocks are at or near historical highs. These trading prices are substantially above historic levels and may not be sustained. These broad market and industry factors may seriously impact the market price of our common stock, regardless of our actual operating performance.

Item 3. QUANTITATIVE AND QUALITATIVE DISCUSSION OF MARKET RISK

   We are exposed to fluctuations in interest rates and market values of our investments. Our exposure to fluctuations in interest rates and market values of our investments relates primarily to our short-term investment portfolio, which is included in cash and cash equivalents and short-term investments. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in highly liquid commercial paper and U.S. Government debt securities with maturities of less than one year, and, by policy, we limit the amount of credit exposure to any one issuer. Due to the short-term nature of our investments, the impact of interest rate changes would not be expected to have a significant impact on the value of these investments. The effect of interest rate and investment risk on us has not been significant.

   Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Our fixed rate debt consists of $560,000 in notes payable, bearing interest at 5.79 percent, to various stockholders.

   We generally limit our investments to short-term, highly rated, fixed income facilities such as repurchase agreements collateralized by government securities and A-1/P-1 commercial paper. We intend to maintain our current investment policy, which is designed to preserve principal while at the same time maximizing the after-tax income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we generally intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. However, we may, when and if the opportunity arises, acquire or invest in complementary businesses, products and technologies. . Such investments may be illiquid for an indefinite period of time, or otherwise subject to greater risk than that allowed for our remaining cash assets. In addition, as of April 1, 2000 we had investments totaling $5.75 million in foreign securities, which are included in other assets in our financial statements. To the extent any of our investments are in foreign securities, we may be subject to foreign currency exchange rate risks.

   We currently have no floating rate indebtedness, hold no derivative instruments and do not earn significant foreign sourced income. Accordingly, changes in interest rates or currency exchange rates do not generally have a direct effect on our financial position. In addition, we have primarily operated in the United States and Canada and all purchases and sales to date have been made in U.S. dollars. Foreign currency exchange rates, however, may affect the cost of our PCs and monitors purchased from our foreign suppliers, thereby indirectly affecting consumer demand for our products and our net revenues. In addition, to the extent that changes in interest rates and currency exchange rates affect general economic conditions, we would also be affected by such changes.

                                    PART II.

                               OTHER INFORMATION

Item 1: Legal Proceedings

   In July 1999, Compaq Computer Corporation filed a complaint against us, TriGem Computer, TriGem America and Korea Data Systems as defendants in the U.S. District Court for the Southern District of Texas based on the defendants' alleged infringement of 13 patents held by Compaq related to improved system processing speed, enhanced video graphics, peripheral compatibility and overall system architecture. The complaint seeks an accounting, treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys' fees and other unspecified damages. We filed a response in September 1999, seeking declaratory judgment of noninfringement and invalidity of Compaq's patents and asserting counterclaims against Compaq that included false and misleading advertising under the Lanham Act, business disparagement and unfair competition under Texas common law. The case is currently in the early stages of discovery. As a result, we are currently unable to estimate total expenses, possible loss or range of loss that may be ultimately connected with these allegations. We are indemnified against liability under the terms of our PC supply agreement. We cannot assure you that Compaq will not succeed in obtaining monetary damages or an injunction against the production of our PC products. Our defense of the claims could result in significant expenses and diversion of management's attention and other resources. Although we believe our direct financial exposure is limited under our indemnification arrangements, the results of complex litigation of this sort are inherently uncertain and difficult to predict and we cannot assure you that the results of this litigation would not result in our business being significantly harmed, particularly if it affects production of our PCs.

   Packard Bell filed a complaint on October 6, 1999 in Federal District Court for the Eastern District of California, alleging patent infringement on Packard Bell patents which it asserts relates to the (i) graphics controller, (ii) parallel port controller, and (iii) bus interface of our eTower machine. We filed a response in January 2000 disputing infringement and asserting that the patents at issue are invalid. We are in the early stages of discovery. As a result, we are currently unable to estimate total expenses, possible loss or range of loss that may be ultimately connected with these allegations. We are indemnified against liability under the terms of our PC supply agreement. We cannot assure you that Packard Bell will not succeed in obtaining monetary damages or an injunction against the production of our PC products. Our defense of the claims could result in significant expenses and diversion of management's attention and other resources. Although we believe our direct financial exposure is limited under our indemnification arrangement, the results of complex litigation of this sort are inherently uncertain and difficult to predict and we cannot assure you that the results of this litigation would not result in our business being significantly harmed, particularly if it affects production of our PCs.

   In October 1999, David Packard on behalf of a putative nationwide class, filed a complaint against us as a defendant in the U.S. District Court for the Eastern District of Texas based on our alleged sale of defective goods. Essentially identical complaints were filed contemporaneously against Compaq, Hewlett-Packard and Packard Bell. The complaints claim that a chip in the defendants' respective PC products contains a defect which may cause an error to occur when information is written to a floppy disk. The complaint seeks unspecified monetary damages, injunctive relief and declaratory relief. The lawsuit against us is in the early stages of discovery and we have not yet filed a response. Although we believe that we have meritorious defenses and intend to vigorously defend ourselves in this action, these types of litigation are inherently complex and unpredictable. We cannot assure you that the class action suit will not succeed in obtaining unspecified monetary damages, injunctive and declaratory relief against the production of our PC products. Our defense of the claims could result in significant expenses and diversion of management's attention and other resources. In addition, we cannot assure you that the results of this litigation would not result in our business being significantly harmed.

   It is common in the PC manufacturing industry for patent, trademark and other intellectual property claims to be asserted against companies. We receive notices from time to time that our technology allegedly infringes on intellectual property rights held by others. As a result, we may be required to defend legal actions relating to allegedly protected technology. Various other lawsuits, claims and proceedings have been or may be asserted against us, including those related to product liability, intellectual property, environmental, safety and health and employment matters. Litigation is expensive and time consuming regardless of the merit of the claim and could divert management's attention from our business. Moreover, the outcome of litigation cannot be predicted with certainty. Some lawsuits, claims or proceedings may be disposed of unfavorably to us.

Item 2: Changes in Securities and Use of Proceeds

   On January 14, 2000, pursuant to an Agreement and Plan of Reorganization between us and FreePC, we issued to the stockholders of FreePC: 3,995,633 shares of common stock; warrants to purchase an additional 9,269,834 shares of common stock; 10,175,516 shares of our Series B preferred stock and 7,458,370 shares of our Series C preferred stock. In addition, we assumed options exercisable for (i) an aggregate of 2,891,275 shares of common stock; and (ii) warrants to purchase an aggregate of 1,239,067 shares of Common Stock. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Securities Act of 1933.

   We filed a Registration Statement on Form S-1 (File No. 333-86219) with the Securities and Exchange Commission registering a total of 20,000,000 shares of our common stock with a maximum aggregate offering price of $180.0 million, which Registration Statement was declared effective by the SEC on March 23, 2000. On March 24, 2000 our shares commenced trading and on March 29, 2000, we completed the sale of all 20,000,000 registered shares of common stock at a price of $9.00 per share in our initial public offering pursuant to the Registration Statement. The principal underwriters for the offering were Credit Suisse First Boston Corporation, Chase Securities Inc., FleetBoston Robertson Stephens Inc. and Salomon Smith Barney Inc.

   In connection with the offering, we paid an aggregate of $12.6 million in underwriting discounts and commissions and paid other expenses of approximately $2.3 million, none of which were paid directly or indirectly to any of our directors or officers, any person owning 10% or more of any class of our equity securities, or any of our affiliates. After deducting the underwriting discounts and commissions and other expenses, we received aggregate proceeds from the offering of approximately $165.1 million. We intend to use the proceeds from this offering primarily for general corporate purposes, including working capital, expansion of our sales and marketing organization, and capital expenditures. Pending such use, we have invested such proceeds in short-term, interest-bearing, investment-grade securities. None of the net proceeds of the offering were paid directly or indirectly to any of our directors or officers, any person owning 10% or more of any class of our equity securities, or any of our affiliates.

   On March 29, 2000, upon the closing of the initial public offering of our common stock, all outstanding shares of our Series A preferred stock (consisting of 24,279,369 shares), Series B preferred stock (consisting of 10,175,516 shares) and Series C Preferred Stock (consisting of 7,458,370 shares) were converted on a share-for-share basis into shares of our common stock.

   During the quarter ended April 1, 2000, following the exercise of options to purchase shares of common stock that had been granted under our 1998 Stock Plan, the FreePC 1999 Stock Plan and the Guide.com 1998 Stock Option Plan by 27 employees and consultants, we issued an aggregate of 937,148 shares of common stock for an aggregate purchase price of approximately $320,000. All of such sales of common stock were made in transactions exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

   None.

Item 4. Submission of Matter to a Vote of Security Holders.

   In connection with our acquisition of FreePC, pursuant to a written consent of our stockholders, last dated January 10, 2000, our stockholders approved our Amended and Restated Certificate of Incorporation to, among other things create two series of preferred stock to be issued to holders of FreePC capital stock and to increase the number of authorized shares of capital stock that we may issue to 300,000,000, 250,000,000 of which shall be common stock and 50,000,000 of which shall be preferred stock. Holders of approximately 75.4% of our outstanding capital stock consented to the foregoing actions, and the remainder abstained from voting.

   In connection with our initial public offering, pursuant to a written consent of our stockholders, last dated March 17, 2000, our stockholders approved: (a) our Amended and Restated Certificate of Incorporation to be filed with the Secretary of State of the State of Delaware following the closing of our initial public offering of common stock, (b) the adoption of our Amended and Restated 1998 Stock Plan and the reservation of up to 5,000,000 shares of common stock for issuance under such plan, plus an annual increase to be added on the first day of our fiscal year beginning in 2001 equal to the lesser of
(i) 2,000,000 shares of our common stock, (ii) 4% of our outstanding shares of common stock on such date, or (iii) a lesser amount determined by the Board, and (c) the adoption of our 2000 Employee Stock Purchase Plan and the reservation of up to 300,000 shares of common stock for issuance under such plan, plus an annual increase to be added on the first day of our fiscal year beginning in 2001 equal to the lesser of (i) 300,000 shares of our common stock, (ii) 1% of our outstanding share of common stock on such date, or (iii) a lesser amount determined by the Board. Holders of approximately 84.2% of our outstanding stock consented to the foregoing actions, and the remainder abstained from voting.

Item 5. Other Information

   None.

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits

   Exhibit
   Number  Description of Document
   ------- -----------------------
    3.1    Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to eMachines' Registration Statement on
           Form S-1 (File No. 333-86219) effective March 23, 2000 (the "S-1
           Registration Statement"))

    3.2    Amended and Restated Bylaws (incorporated by reference to Exhibit
           3.4 to the S-1 Registration Statement)

   27.1    Financial Data Schedule

B. Reports on Form 8-K

   None.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          eMachines, Inc.

                                                 /s/ Steven H. Miller
Dated: May 15, 2000                       By: _________________________________
                                                      Steven H. Miller
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                     Accounting Officer)

                               Index to Exhibits

 Exhibit
 Number  Description of Document
 ------- -----------------------
  3.1    Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to eMachines' Registration Statement on Form
         S-1 (File No. 333-86219) effective March 23, 2000 (the "S-1
         Registration Statement"))

  3.2 Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the S-1 Registration Statement)

 27.1    Financial Data Schedule