Form 10-Q
period 2000-07-01
EMACHINES INC /DE/
filed 2000-08-15
CIK 1090710

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended July 1, 2000

                                      OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from            to

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of August 1, 2000, there were 144,932,765 shares of the registrant's Common Stock outstanding.

===============================================================================
                                eMachines, Inc.

                                     INDEX

                         PART I--FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
 Item 1. Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets at July 1, 2000 and
         December 31, 1999...............................................     3

         Condensed Consolidated Statements of Operations for the Quarters
         Ended and Six Months Ended July 1, 2000 and June 30, 1999.......     4

         Condensed Consolidated Statements of Cash Flows for the Six
         Months Ended July 1, 2000 and June 30, 1999.....................     5

         Notes to Condensed Consolidated Financial Statements............     6

 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................    11

 Item 3. Quantitative and Qualitative Disclosure About Market Risk.......    31

                           PART II--OTHER INFORMATION

 Item 1. Legal Proceedings...............................................    32

 Item 2. Changes in Securities and Use of Proceeds.......................    32

 Item 3. Defaults Upon Senior Securities.................................    32

 Item 4. Submission of Matters to a Vote of Security Holders.............    32

 Item 5. Other Information...............................................    32

 Item 6. Exhibits and Reports on Form 8-K................................    33

      A. Exhibits........................................................    33

      B. Reports on Form 8-K.............................................    33

 Signature................................................................   34

 Exhibit Index............................................................   35

   In this Report, "eMachines," the "Company," "we," "us" and "our" collectively refers to eMachines, Inc. and its wholly-owned subsidiaries, unless the context otherwise requires.

PART I

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                eMachines, Inc.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       July 1, 2000 and December 31, 1999
                    (in thousands, except share information)

                                                          July 1,   December 31,
                                                            2000        1999
                                                          --------  ------------

                         ASSETS
                         ------

Current assets:
  Cash and cash equivalents.............................  $191,093    $114,823
  Short-term investments................................    15,341      19,897
  Accounts receivable, less allowances ($4,515 and
   $2,160 at July 1, 2000 and December 31, 1999,
   respectively)........................................    83,175     123,726
  Inventories...........................................   115,877      65,260
  Prepaid and other current assets......................     6,657       3,992
                                                          --------    --------
    Total current assets................................   412,143     327,698
Property and equipment, net.............................     2,818       1,827
Intangible assets.......................................   121,637         --
Other assets............................................     7,960       2,188
                                                          --------    --------
                                                          $544,558    $331,713
                                                          ========    ========

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
   -------------------------------------------------

Current liabilities:
  Trade payables-related party..........................  $ 69,659    $131,935
  Accounts payable......................................    10,245      12,939
  Accrued rebates.......................................    33,341      22,803
  Accrued expenses and other current liabilities........    43,043      19,855
                                                          --------    --------
    Total current liabilities...........................   156,288     187,532
Deferred revenue--noncurrent portion....................     1,998       1,343
                                                          --------    --------
Subordinated notes payable to stockholders..............       560         560
                                                          --------    --------
Redeemable convertible preferred stock--Series A; $.01
 par value; no shares authorized, issued and outstanding
 at July 1, 2000; 25,000,000 shares authorized;
 24,279,369 shares outstanding at December 31, 1999.....       --      150,014
                                                          --------    --------
Stockholders' equity (deficiency):
  Preferred stock, $.01 par value; 35,000,000 shares
   authorized; no shares issued and outstanding.........
  Common stock, $.0000125 par value; 350,000,000 shares
   authorized; 144,886,415 and 78,019,538 shares
   outstanding at July 1, 2000 and December 31, 1999,
   respectively.........................................         2           1
  Additional paid-in capital............................   474,252       6,582
  Unearned stock compensation...........................    (1,367)     (1,550)
  Notes receivable from stockholders....................      (500)       (500)
  Accumulated deficit...................................   (86,675)    (12,269)
                                                          --------    --------
    Total stockholders' equity (deficiency).............   385,712      (7,736)
                                                          --------    --------
                                                          $544,558    $331,713
                                                          ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                eMachines, Inc.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

       Quarters Ended and Six Months Ended July 1, 2000 and June 30, 1999
                    (in thousands, except share information)

                               Quarter Ended             Six Months Ended
                          -------------------------  -------------------------
                                         June 30,                   June 30,
                          July 1, 2000     1999      July 1, 2000     1999
                          ------------  -----------  ------------  -----------
Net revenues:
  Hardware............... $    121,237  $   213,879  $    367,680  $   351,313
  Internet...............        3,239          --          6,636          --
                          ------------  -----------  ------------  -----------
    Net revenues.........      124,476      213,879       374,316      351,313
                          ------------  -----------  ------------  -----------
Cost of revenues:
  Hardware...............      156,533      207,689       391,512      338,790
  Internet...............          486          --            839          --
                          ------------  -----------  ------------  -----------
    Cost of revenues.....      157,019      207,689       392,351      338,790
                          ------------  -----------  ------------  -----------
  Gross profit (loss)....      (32,543)       6,190       (18,035)      12,523

Operating expenses:
  Sales and marketing
   (includes $22, $16,
   $44 and $16 of non-
   cash stock-based
   compensation,
   respectively).........        4,685        2,814        10,745        5,533
  Product development....          732          --          1,244          --
  Customer service and
   technical support.....        6,454        1,573        10,229        2,522
  General and
   administrative
   (includes $69, $83,
   $138 and $124 of non-
   cash stock-based
   compensation,
   respectively).........        7,008        2,270        12,422        3,417
  Amortization of
   intangible assets.....       14,994          --         25,190          --
                          ------------  -----------  ------------  -----------
    Total operating
     expenses............       33,873        6,657        59,830       11,472
                          ------------  -----------  ------------  -----------
Income (loss) from
 operations..............      (66,416)        (467)      (77,865)       1,051
Interest income
 (expense), net..........        3,906       (2,570)        5,805       (4,960)
                          ------------  -----------  ------------  -----------
Net loss.................      (62,510)      (3,037)      (72,060)      (3,909)
Accretion of mandatorily
 redeemable preferred
 stock to redemption
 value...................          --           --         (2,346)         --
                          ------------  -----------  ------------  -----------
Net loss attributable to
 common stockholders..... $    (62,510) $    (3,037) $    (74,406) $    (3,909)
                          ============  ===========  ============  ===========

Net loss per share
 attributable to common
 stockholders:
  Basic and diluted...... $      (0.43) $     (0.05) $      (0.64) $     (0.07)
Shares used in computing
 loss:
  Basic and diluted......  144,873,927   62,215,385   116,374,619   59,920,442

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                eMachines, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                Six Months Ended July 1, 2000 and June 30, 1999
                                 (in thousands)

                                                          Six Months Ended
                                                     --------------------------
                                                     July 1, 2000 June 30, 1999
                                                     ------------ -------------
Cash flows from operating activities:
  Net loss..........................................   $(72,060)     $(3,909)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Provision for bad debts, sales returns and sales
     incentives.....................................      2,355        8,733
    Depreciation and amortization...................     25,623          103
    Stock-based compensation expense................        182          140
  Changes in operating assets and liabilities:
    Accounts receivable.............................     39,004      (88,039)
    Inventories.....................................    (48,952)      (9,955)
    Prepaid and other current assets................     (1,542)      (2,499)
    Trade payables-related party....................    (62,276)      76,653
    Accounts payable................................     (4,714)       3,908
    Accrued rebates.................................     10,538       16,534
    Accrued expenses and other current liabilities..     18,316        6,976
    Deferred revenue--non current portion...........        655          --
                                                       --------      -------
    Net cash provided (used) by operating
     activities.....................................    (92,871)       8,645
                                                       --------      -------
Cash flow from investing activities:
  Cash acquired in business combination.............      5,651          --
  Cash provided upon maturity of short-term
   investments......................................      4,556          --
  Other assets......................................     (5,750)        (241)
  Acquisition of property and equipment.............       (445)      (1,284)
                                                       --------      -------
    Net cash provided (used) in investing
     activities.....................................      4,012       (1,525)
                                                       --------      -------
Cash flows from financing activities:
  Proceeds from issuance of common stock in
   connection with initial public offering, net of
   offering costs...................................    164,802          --
  Proceeds from issuance of common stock upon
   exercise of common stock options.................        327          --
                                                       --------      -------
    Net cash provided by financing activities.......    165,129          --
                                                       --------      -------
Net increase in cash................................     76,270        7,120
Cash and cash equivalents, beginning of period......    114,823        3,791
                                                       --------      -------
Cash and cash equivalents, end of period............   $191,093      $10,911
                                                       --------      -------

Supplemental disclosure of noncash financing activities:

   In January 2000, the Company acquired FreePC, Inc. in a non-cash transaction by issuing equity securities and assuming stock options with an aggregate value of approximately $150,000. The total purchase price of $150,083 was allocated to the net assets acquired and intangible assets as described in Note 3-- Business Combination.

   In March 2000, in connection with the Company's initial public offering of common stock, all of the Company's preferred stock converted into common stock. The preferred stock had a book value of $152,360 on the conversion date. See
Note 4--Stockholder's Equity.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                eMachines, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except share information)

NOTE 1--BASIS OF PRESENTATION

   The condensed consolidated financial statements include the accounts of eMachines, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The interim condensed consolidated financial statements are unaudited. In the opinion of management, the interim condensed consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operation and cash flows. In the fourth quarter of 1999, the Company adopted a fiscal-year convention for its year-end and quarter ends. Accordingly, the fiscal year-end for 2000 is the 52 or 53-week period ending on the Saturday nearest December 31, and each fiscal quarter ends on the thirteenth Saturday of the quarterly period. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements contained in the Company's final prospectus filed in connection with its registration statement on Form S-1 (File No. 333-86219) on March 24, 2000. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 30, 2000, or any other future period.

NOTE 2--EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1998, June 1999 and June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FSAB Statement No. 133" and SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities--An Amendment of SFAS No. 133." SFAS No. 133, as amended requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. The Company is required to implement SFAS No. 133, as amended, in the first quarter of 2001. The Company has not determined the effects, if any, adoption of SFAS No. 133, as amended, will have on its consolidated financial statements.

   In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's consolidated financial position or results of operations.

   In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" which summarizes the views of the staff of the SEC in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000 and June 2000 the SEC issued SAB No. 101A and SAB No. 101B, which delayed the implementation dates of SAB No. 101. The Company will be required to adopt the accounting provisions of SAB No. 101, as amended, no later than the fourth quarter of 2000. The Company does not believe that the implementation of SAB No. 101 will have a material impact on the Company's consolidated financial position or results of operations.

                                eMachines, Inc.

                    (in thousands, except share information)


NOTE 3--BUSINESS COMBINATION

   Effective January 14, 2000, the Company acquired FreePC, Inc. ("FreePC"). In connection with the acquisition, the Board of Directors amended and restated the Company's certificate of incorporation to designate 14,000,000 and 11,000,000 shares of its 50,000,000 shares of authorized preferred stock as Series B preferred stock and Series C preferred stock, respectively. To consummate the merger the Company issued 3,995,633 shares of common stock, 10,175,516 shares of Series B preferred stock, 7,458,370 shares of Series C preferred stock, and warrants to purchase 9,269,834 shares of the Company's common stock, in exchange for all of the outstanding shares of capital stock of FreePC. In addition, the Company reserved 4,130,342 shares of its common stock for issuance upon the exercise of 2,891,275 FreePC and Guide.com (a predecessor of FreePC) common stock options assumed in connection with the acquisition, plus 1,239,067 warrants issuable upon exercise of the options. The exchange ratio was approximately 1.1 shares of the Company's capital stock and warrants to purchase approximately 0.47 shares of the Company's common stock. The transaction was accounted for using the purchase method of accounting. The purchase price, based on an independent valuation, was approximately $150,083, including approximately $83 for professional fees. The fair value of the securities exchanged or assumed in connection with the acquisition was as follows:

   Common and preferred stock......................................... $135,600
   Common stock warrants..............................................    1,100
   Options assumed, including warrants issuable upon exercise.........   13,300
                                                                       --------
                                                                       $150,000
                                                                       ========

   With respect to the options assumed as part of the acquisition, all vested and unvested FreePC options exchanged for Company options are included as part of the purchase price. The total estimated purchase price for the FreePC acquisition was allocated as follows to assets and liabilities based on management's best estimates of their fair value with the excess costs over the net assets acquired of $141,527 being allocated to goodwill.

   Workforce.......................................................... $  5,300
   Goodwill...........................................................  141,527
   Fair value of net assets...........................................    3,256
                                                                       --------
                                                                       $150,083
                                                                       ========

   As a result of the reduction in the workforce acquired with the acquisition of FreePC, during the quarter ended July 1, 2000, the Company wrote-off $2,754 of the workforce intangible assets as a charge to amortization expense. The intangible assets resulting from the purchase transaction are being amortized over their estimated useful lives of three years using the straight-line method.

                                eMachines, Inc.

                    (in thousands, except share information)


   The operating results of FreePC are included in the Company's condensed consolidated financial statements from the date of acquisition. The unaudited pro forma consolidated information set forth below presents the consolidated results of operations as if the acquisition had occurred at the beginning of the periods presented. These unaudited pro forma consolidated results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred if the acquisition had taken place at the beginning of the period presented or the results that may occur in the future. Unaudited pro forma consolidated results of operations for the quarters ended and the six months ended July 1, 2000 and June 30, 1999 are as follows:

                                Quarters Ended             Six Months Ended
                          --------------------------- ---------------------------
                          July 1, 2000  June 30, 1999 July 1, 2000  June 30, 1999
                          ------------  ------------- ------------  -------------
Revenues................  $    124,476   $   213,959  $    374,372   $   351,439
Net loss attributable to
 common stockholders....       (62,510)      (23,055)      (77,239)      (37,282)
Net loss per share
 attributable to common
 stockholders:
  Basic and diluted.....  $      (0.43)  $     (0.35) $      (0.66)  $     (0.58)
Shares used in computing
 pro forma net loss per
 share attributable to
 common stockholders:
  Basic and diluted.....   144,873,927    66,211,018   116,636,628    63,916,075

NOTE 4--STOCKHOLDERS' EQUITY

   On March 24, 2000 the Company completed its initial public offering of 20,000,000 shares of the Company's common stock for proceeds of $180,000 before $15,198 in offering costs. Upon completion of the offering all outstanding shares of preferred stock, totaling 41,913,255 shares were converted one for one into common shares. The outstanding preferred stock included 24,279,369 shares of Series A preferred stock issued for the Company's private placement financing and 10,175,516 shares of Series B preferred stock and 7,458,370 shares of Series C preferred stock issued for the acquisition of FreePC. After completion of the offering, the number of shares of common stock and preferred stock that the Company's Board of Directors is authorized to issue was increased pursuant to its Amended and Restated Certificate of Incorporation. The number of shares of common stock was increased from 250,000,000 to 350,000,000 and the number of shares of preferred stock was increased from 25,000,000 to 35,000,000.

   Concurrent with the completion of the initial public offering of the Company's common stock, the exercise price and number of shares that may be purchased was established for the warrants that were granted to America Online ("AOL") in connection with a marketing agreement between the Company and AOL entered into in June 1999. The exercise price was calculated to be $11.25 per share by multiplying 1.25 times the initial public offering price of $9.00. The number of shares that may be purchased was calculated to be 1,111,111 shares by dividing the aggregate exercise price of $12,500 by the exercise price of $11.25 per share. The exercise price for the 9,269,834 warrants that were issued to former stockholders of FreePC and 1,239,067 warrants issuable upon exercise of options assumed in connection with the acquisition of FreePC is $17.13 per share.

NOTE 5--EARNINGS PER SHARE

   The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share" which requires dual presentation of basic earnings per share ("EPS") and diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is
                                eMachines, Inc.

                    (in thousands, except share information)

computed using the weighted average number of common shares and potentially dilutive shares outstanding during the period. Potential common shares consist of shares issuable upon the exercise of stock options and warrants using the treasury stock method and convertible preferred stock. Potentially dilutive shares are excluded from the computation in loss periods as their effect would be antidilutive. The following table sets forth potentially dilutive securities that were excluded in the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive.

                                Quarters Ended            Six Months Ended
                          -------------------------- --------------------------
                          July 1, 2000 June 30, 1999 July 1, 2000 June 30, 1999
                          ------------ ------------- ------------ -------------
Basic Weighted Average
 Shares.................  144,873,927   62,215,385   116,374,619   59,920,442
Dilutive effect of Stock
 Options and Warrants...    1,470,202      353,830     1,904,175      314,300
Dilutive effect of
 Preferred Shares.......          --           --     17,853,520          --
                          -----------   ----------   -----------   ----------
Diluted Weighted Average
 Shares.................  146,344,129   62,569,215   136,132,314   60,234,742

NOTE 6--INVENTORY

   Inventories consist principally of personal computers and monitors and are stated at the lower of cost, determined by the moving average method, or market. Due to adverse market conditions in the second quarter of 2000, the Company determined that the cost of certain of its inventory was in excess of market value and wrote down this inventory by $21.6 million.

NOTE 7--LITIGATION

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

                                eMachines, Inc.

                    (in thousands, except share information)


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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, including but not limited to statements based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us. Words such as "anticipate," "expect," "intend," "plan," "believe," "may," "will" or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risks That Could Affect Our Financial Condition and Results of Operations" set forth in this Form 10-Q and similar discussions in the final prospectus in connection with our registration statement on Form S-1 (File No. 333-86219) discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail.

Overview

   The Company. We were incorporated in September 1998 by our founding stockholders: (i) Stephen A. Dukker, our Chief Executive Officer, President and a member of our board of directors; (ii) TriGem Corporation, the wholly-owned U.S. subsidiary of TriGem Computer, the Korea-based manufacturer of our eTower and eMonster PCs; and (iii) Korea Data Systems America, the wholly-owned U.S. subsidiary of Korea Data Systems Co., Ltd., the Korea-based company that historically manufactured our eOne PCs, eSlate notebook PCs and our monitors. We continue to purchase monitors from Korea Data Systems America, among others. We sold our first PC in November 1998. In March 2000 we successfully completed the initial public offering of our common stock generating net proceeds to us of $164.8 million.

   Products. We sell high-quality, low-priced personal computers, or PCs, to develop ongoing Internet-based consumer relationships designed to provide us with a continuous stream of advertising and related revenues. We provide Internet advertisers with an integrated approach to building their online brands that includes our client-server software, promotional materials packaged with our PCs and keyboards that provide one-touch access to selected Web sites.

   Manufacturing. We outsource the design and manufacturing of our PCs and monitors as well as technical support, warehouse staffing, inspection, repair and repackaging of returned PCs, and administration of our rebate program to third parties. As a result, we have a relatively small internal organization that consisted of 139 employees as of July 1, 2000. Our hardware outsourcing strategy enables us to minimize capital investment and maintain a low product cost structure. During the quarter ended July 1, 2000, we partnered with Alorica, Inc., as our new customer service and technical support provider and we plan to continue to establish supply relationships with other PC and monitor manufacturers in order to reduce our dependence on our current suppliers.

   Revenues. To date, we have derived most of our revenues from the sales of PCs and monitors to a limited number of large retailers. For the six months ended July 1, 2000, approximately 54.8% of our gross revenues were from sales of PCs and monitors to our three largest retail customers. We expect to continue to derive a significant percentage of our gross revenues from sales of PCs and monitors to a limited number of leading retailers, as well as an increasing portion from Internet-related activities.

Results of Operations

   The following table reconciles net loss attributable to common stockholders to loss before non-cash charges for amortization of intangible assets, stock-based compensation and accretion of mandatorily redeemable preferred stock to redemption value.

                                Quarters Ended             Six Months Ended
                          --------------------------- ---------------------------
                          July 1, 2000  June 30, 1999 July 1, 2000  June 30, 1999
                          ------------  ------------- ------------  -------------
                            (in thousands except share and per share amounts)
Net loss attributable to
 common stockholders....  $    (62,510)  $    (3,037) $    (74,406)  $    (3,909)
Amortization of
 intangible assets......        14,994           --         25,190           --
Non-cash stock-based
 compensation...........            91            99           182           140
Accretion of mandatorily
 redeemable preferred
 stock to
 redemption value.......           --            --          2,346           --
                          ------------   -----------  ------------   -----------
Loss before amortization
 of intangible assets,
 non-cash stock-based
 compensation and
 accretion of
 mandatorily redeemable
 preferred stock to
 redemption value.......  $    (47,425)  $    (2,938) $    (46,688)  $    (3,769)
                          ============   ===========  ============   ===========
Loss per share before
 amortization of
 intangible assets, non-
 cash stock-based
 compensation and
 accretion of
 mandatorily redeemable
 preferred stock to
 redemption value:
 Basic and diluted......  $      (0.33)  $     (0.05) $      (0.40)  $     (0.06)
Shares used in computing
 loss:
 Basic and diluted......   144,873,927    62,215,385   116,374,619    59,920,442

   In conjunction with the preceding reconciliation, the following table sets forth for the periods indicated, the percentage of consolidated net revenues represented by certain items in our condensed consolidated statements of operations. The percentages of consolidated net revenues exclude non-cash charges for amortization of intangible assets, stock-based compensation and accretion of mandatorily redeemable preferred stock to redemption value.

Percentage of Consolidated Net Revenues

                                   Quarters Ended                  Six Months Ended
                          -------------------------------- --------------------------------
                          July 1, 2000(1) June 30, 1999(2) July 1, 2000(3) June 30, 1999(4)
                          --------------- ---------------- --------------- ----------------
Net revenues:
 Hardware...............        97.4%          100.0%            98.2%          100.0%
 Internet...............         2.6             0.0              1.8             0.0
                               -----           -----            -----           -----
   Net revenues.........       100.0           100.0            100.0           100.0
Cost of revenues:
 Hardware...............       125.7            97.1            104.6            96.4
 Internet...............         0.4             0.0              0.2             0.0
                               -----           -----            -----           -----
   Cost of revenues.....       126.1            97.1            104.8            96.4
                               -----           -----            -----           -----
 Gross profit (loss)....       (26.1)            2.9             (4.8)            3.6
Operating expenses:
 Sales and marketing....         3.7             1.3              2.9             1.6
 Product development....         0.6             0.0              0.3             0.0
 Customer service and
  technical support.....         5.2             0.7              2.7             0.7
 General and
  administrative........         5.6             1.1              3.3             1.0
                               -----           -----            -----           -----
   Total operating
    expenses............        15.1             3.1              9.2             3.3
                               -----           -----            -----           -----
Income (loss) from
 operations.............       (41.2)           (0.2)           (14.0)            0.3
Interest income
 (expense), net.........         3.1            (1.2)             1.5            (1.4)
Loss before accretion of
 mandatorily redeemable
 preferred stock to
 redemption value.......       (38.1)%          (1.4)%          (12.5)%          (1.1)%
                               =====           =====            =====           =====

--------
(1) Excludes $15.0 million of amortization charges related to the acquisition of FreePC, Inc. See "Note 3--Business Combination" in Notes to Condensed Consolidated Financial Statements. Sales and marketing expenses exclude $22,000 of non-cash stock-based compensation expense and general and administrative expenses exclude $69,000 of non-cash stock-based compensation expense.

(2) Sales and marketing expenses exclude $16,000 of non-cash stock-based compensation expense and general and administrative expenses exclude $83,000 of non-cash stock-based compensation expense.

(3) Excludes $25.2 million of amortization charges related to the acquisition of FreePC, Inc. See "Note 3--Business Combination" in Notes to Condensed Consolidated Financial Statements. Sales and marketing expense exclude $44,000 of non-cash stock-based compensation expense and general and administrative expenses exclude $138,000 of non-cash stock-based compensation expense.

(4) Sales and marketing expenses exclude $16,000 of non-cash stock-based compensation expense and general and administrative expenses exclude $124,000 of non-cash stock-based compensation expense.

Net Revenues

   Net Hardware Revenues. To date substantially all of our hardware revenues have been derived from sales of our PCs and monitors. We sell a variety of PC configurations and monitor models to our retail customers. Our net hardware revenues decreased to $121.2 million for the quarter ended July 1, 2000 from $213.9 million for the quarter ended June 30, 1999. This represents a 43.3% decrease and was due to decreased unit shipments, promotional discounts given and increased rebate programs. Due to adverse market conditions, $9.7 million of promotional discounts were provided to customers and $7.9 million of rebate incentives, in addition to normal mail-in rebates, were given on selected models during the quarter ended July 1, 2000. For the quarter ended July 1, 2000, we shipped 326,000 PC units, a decrease of 29% from the quarter ended June 30, 1999. For the six months ended July 1, 2000, net hardware revenues increased to $367.7 million from $351.3 million for the six months ended June 30, 1999. This represents a 4.7% increase and is due to increased PC unit shipments. For the six months ended July 1, 2000 PC unit shipments increased 8.8% over the prior year period. Net revenue from extended service contracts and technical support during these periods was minimal and reported with net hardware revenues.

   Internet Revenues. We recognized total Internet revenues of $3.2 million and $6.6 million for the quarter ended and six months ended July 1, 2000, respectively. No Internet revenues were earned during the six months ended June 30, 1999. Internet revenues as a percentage of consolidated net revenues increased to 2.6% for the quarter ended July 1, 2000 from 1.4% of consolidated net revenues for the quarter ended April 1, 2000. Internet revenues increased as a percentage of consolidated net revenues as the result of the development of recurring revenues associated with the maturing of our installed base not related to current-period PC unit shipments. We expect future Internet revenues to increase from advertising generated by our keyboard buttons, our desktop client software, pre-loaded software offerings and other Internet-related services. However, we do not expect the same magnitude of increase in Internet revenues as a percentage of consolidated net revenues in subsequent periods, and, in fact, Internet revenues as a percentage of consolidated net revenues may decrease in periods of increased PC revenues.

Cost of Revenues

   Cost of revenues consists primarily of the cost of PCs and monitors, Microsoft software licensing costs, inbound shipping costs, inventory valuation reserves and costs of providing Internet access through e-machines.net. Cost of revenues decreased to $157.0 million for the quarter ended July 1, 2000 from $207.7 million for the quarter ended June 30, 1999. This decrease was due to decreased unit shipments offset by a $21.6 million write down of inventory as described in "Note 6--Inventory" to our Condensed Consolidated Financial Statements included with this report on Form 10-Q. For the six months ended July 1, 2000, cost of revenues increased to $392.4 million from $338.8 million for the six months ended June 30, 1999. This increase was due to increased unit shipments and the $21.6 million write down of inventory in the quarter ended July 1, 2000.

Gross Margin

   As a result of the $21.6 million write down of inventory, $9.7 million of promotional discounts provided to customers and $7.9 million of rebate incentives, in addition to normal mail-in rebates, given on selected models during the quarter ended July 1, 2000, cost of revenues exceeded net revenues from sales resulting in negative gross margins of 26.1% and 4.8% for the quarter and six months ended July 1, 2000, respectively. This compares with positive gross margins of 2.9% and 3.6% for the quarter and six months, ended June 30, 1999, respectively.

Operating Expenses

   Sales and Marketing. Excluding non-cash stock-based compensation charges, sales and marketing expenses increased to $4.7 million, or 3.7% of net revenues for the quarter ended July 1, 2000, from $2.8 million or 1.3% of net revenues for the quarter ended June 30, 1999. For the six months ended July 1, 2000, excluding non-cash stock-based compensation charges, sales and marketing expenses increased to $10.7 million or 2.9% of net revenues from $5.5 million or 1.6% of net revenues for the six months ended June 30, 1999. The increase in absolute dollars and percentage of net revenues was due primarily to the expansion of our in-house sales and marketing force through the acquisition of FreePC, our Internet-related sales and marketing activities and marketing funds provided to retail customers. We expect sales and marketing expense to increase as sales volumes increase.

   Product Development. Following the acquisition of FreePC, we began investing in product development to support and expand our Internet business. Product development expense for the quarter ended July 1, 2000 was $700,000 or 0.6% of net revenues and for the six months ended July 1, 2000 product development expense was $1.2 million or 0.3% of net revenues. We expect to continue to increase our product development expenses in absolute dollars as our Internet business grows.

   Customer Service and Technical Support. We outsource our customer service and technical support. Customer service and technical support expenses increased to $6.5 million, or 5.2% of net revenues for the quarter ended July 1, 2000 from $1.6 million, or 0.7% of net revenues for the quarter ended June 30, 1999. For the six months ended July 1, 2000 customer service and technical support expenses increased to $10.2 million, or 2.7% of net revenues from $2.5 million, or 0.7% of net revenues for the six months ended June 30, 1999. Customer service and technical support expenses increased in absolute dollars and percentage of net revenues as a result of increased call volume due to our larger installed base, expenses associated with the transition of outsourcing customer service and technical support to Alorica from our previous provider and increased Internet-related services. Excluding transition charges, we expect our customer service and technical support expenses to increase as we expand our Internet-related activities and to increase to the extent our sales volumes increase.

   General and Administrative. General and administrative expenses consist primarily of payroll and related expenses for management and administrative personnel, outsourced warehousing activities, facilities expenses, professional service fees, travel and other general corporate expenses. Excluding non-cash stock-based compensation charges, general and administrative expenses increased to $6.9 million, or 5.6% of net revenues, for the quarter ended July 1, 2000, from $2.2 million, or 1.1% of net revenues, for the quarter ended June 30, 1999. For the six months ended July 1, 2000, excluding non-cash stock-based compensation charges, general and administrative expenses increased to $12.3 million, or 3.3% of net revenues from $3.3 million, or 1.0% of net revenues for the six months ending June 30, 1999. The increase in general and administrative expenses is due to increased expenses associated with the addition of personnel, additional professional fees, including costs associated with being a public company. Included in general and administrative expenses for the quarter ended July 1, 2000 was a charge of $1.1 million to increase our accounts receivable reserve to reflect a higher risk of loss associated with the possibility of financial difficulties for some of our dot com partners and increased legal fees of $800,000 for the quarter and $1.3 million for the six months ended July 1, 2000, respectively. This compares to legal fees of $99,000 for the six months ended June 30, 1999. We expect to sustain current levels of spending for legal fees in the near future due to continuing litigation expenses.

   Interest Income and Expense. Net interest income was $3.9 million for the quarter ended July 1, 2000 and $5.8 million for the six months ended July 1, 2000. Net interest income was earned from interest-bearing cash equivalents and other interest bearing short-term investments. Interest expense was minimal for the six months ended July 1, 2000 because our only debt consists of $560,000 of long-term subordinated notes payable to certain stockholders. Net interest expense was $2.6 million for the quarter ended June 30, 1999 and $5.0 million for the six months ended June 30, 1999. Interest expense consisted primarily of interest on trade payables. The private placement of our Series A preferred stock in August 1999 raised net proceeds of $146.3 million, which were used to reduce trade payables, and associated financing charges.

Liquidity and Capital Resources

   On March 24, 2000, we completed our initial public offering of 20,000,000 shares of our common stock, providing us with net proceeds of $164.8 million. The completion of our public offering coupled with our private placement financing in August 1999 have provided us with working capital of $255.9 million as of July 1, 2000. Of this amount, $206.4 million consisted of cash, cash equivalents and short-term investments.

   In August 1999, we completed the private placement of 24,279,369 shares of our Series A preferred stock, providing us with net proceeds of $146.3 million. Prior to the private placement, we financed our operations primarily through extended payment terms on trade payables. The private placement proceeds were used to reduce trade payables and associated financing expense.

   Net cash used by operating activities was $92.9 million for the six months ended July 1, 2000. The primary uses of cash were purchases of inventory exceeding sales demand and decreases in trade payables. Net cash provided by operating activities was $8.6 million for six months ended June 30, 1999, consisting primarily of increases in trade payables that resulted from our financing operations through extended payment terms on trade payables.

   Net cash provided by investing activities of $4.0 million for the six months ended July 1, 2000 resulted from the maturities of short-term investments and cash acquired with the acquisition of FreePC. In February 2000, we invested $5.75 million in foreign securities. Net cash used for investing activities was $1.5 million for the six months ended June 30, 1999 and was used primarily for the purchase of property and equipment.

   Net cash provided by financing activities for the six months ended July 1, 2000, was $165.1 million, consisting of the net proceeds from our initial public offering of common stock and proceeds from exercise of common stock options. For the six months ended June 30, 1999, there was no net cash provided by financing activities.

   We currently believe that our available funds as of July 1, 2000, will be sufficient to meet our anticipated liquidity requirements for at least the next 12 months. If additional funds are required, financing may not be available on acceptable terms, if at all, and may be dilutive to our stockholders.

Recent Accounting Pronouncements

   A discussion of recent accounting pronouncements appears in Note 2 to our Condensed Consolidated Financial Statements included with this report on Form 10-Q.

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

   We were incorporated in September 1998 and sold our first PC in November 1998. To date, most of our revenues have been derived from the sale of PCs and monitors, and from the provision of customer support and other technical services related to those PC products. The acquisition of FreePC in January 2000 has allowed us to accelerate our strategy of extending our historical business as a high-quality, low-priced PC provider to offering computing and Internet advertising offerings. As a result, we expect to derive increased revenues from Internet advertising sales and recurring Internet revenues in the future, although our ability to generate significant revenue from this business is unproven. Our limited operating history and the limited operating history of FreePC and our evolving businesses make it difficult to evaluate or predict our future business prospects. Our business and prospects should be considered in light of the risks and difficulties typically encountered by companies in the early stages of development, particularly those in the rapidly changing PC and Internet commerce markets.

We have incurred significant losses and expect to incur additional losses in the future.

   We have incurred net losses, and at July 1, 2000, we had an accumulated deficit of $86.7 million. Although we experienced a period of rapid revenue growth from PC sales following our inception, we may not be able to maintain this revenue growth, and we expect to incur losses in the future. In the quarter ended July 1, 2000, we experienced a decline in our PC sales due to the retail channel oversupply of PCs resulting from decreased consumer demand for these and other higher priced non-PC products. Further, FreePC has incurred significant losses since its inception. In connection with the FreePC acquisition, we recorded intangible assets of approximately $147 million, to be amortized over a period of three years, which will adversely affect our earnings and profitability in the years 2000 through 2002. In addition, our operating costs have increased significantly as a result of the FreePC acquisition. We have not yet generated significant revenue from our Internet business and we expect to experience operating losses before amortization in that business in the future. As a result, we expect to report losses on an operating basis after amortization of intangible assets in our combined business for at least the next couple of years. Net loss from operations for the quarter ended July 1, 2000, before amortization of intangible assets and non-cash stock-based compensation was $47.4 million or a loss of $0.33 per share, compared to a loss of $2.9 million or $0.05 per share in the year-earlier period.

Our quarterly operating results are subject to fluctuations and seasonality that make it difficult to predict our future performance.

   We expect our quarterly operating results to fluctuate significantly in the future due to a number of factors. Because our PC business currently generates low operating margins, a trend that we expect to continue for the foreseeable future, slight variations in the prices of our PCs, component or manufacturing costs or operating costs could significantly affect our operating results in future periods. In the quarter ended July 1, 2000, PC prices decreased as a result of significant discounts and rebates given to the retail channel to stimulate sales. This decrease in prices, among other things, adversely affected our financial results in this quarter. In addition, the Internet advertising and e-commerce market is highly competitive and subject to rapid change and our ability to generate any significant revenue from that business is unproven. Some of the other factors that could affect our quarterly operating results include:

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

  . our key suppliers' ability to manufacture and deliver sufficient quantities of our PC products, and to maintain the quality of our PC products;

  . our Internet partners' ability to pay us on time and provide our users with their services;

  . our ability to manage inventory supply and accurately predict consumer demand for our PC products and Internet services; and

  . our ability to effectively enter new markets, including international markets.

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

If we are unable to manage our growth successfully, our business could be significantly harmed.

   Our total number of employees has grown from 10 at December 31, 1998 to 139 at July 1, 2000. Our growth has placed, and will continue to place, a significant strain on our management systems, infrastructure, resources and planning and management processes.

   As we continue to grow, we will need to assimilate new employees, as well as expand, train and manage our workforce. We recently hired John Dickinson, Senior Vice President and General Manager of our Internet Division, and Jack Ferry, Vice President of Operations, to join our management team. In addition to performing their regular duties, these individuals as well as all new employees, must spend a significant amount of time learning our management systems and our historical business model in order to help us extend that model to offering integrated computing and Internet solutions. Further, our senior management team has limited experience in the management and administration of a public company. If our senior management team is unable to effectively manage our growth, integrate new employees into our business and work together as a management team, we may be unable to manage our business causing substantial harm to our business.

If we lose key personnel or are unable to attract and retain additional personnel when needed, we may not be able to successfully operate our business.

   Our future success depends on the skills, experience and performance of our senior management and key personnel, especially that of our president and chief executive officer, Stephen A. Dukker. We must retain our senior management and key personnel and be able to attract and retain additional key personnel when needed in the future. Competition in the PC and Internet and e-commerce markets for these types of individuals with business and technical expertise is high. All of our senior management and key personnel are at-will employees and may terminate their employment with us at any time without warning. In the second quarter of 2000, several key personnel resigned from the company, including Steven H. Miller, our Chief Financial Officer, and Donald S. LaVigne, our Executive Vice President of Strategy and Business Development and the former CEO of FreePC. Further, we do not maintain "key man" life insurance with respect to any of our employees. If we lose key personnel, especially Mr. Dukker, or if we are not able to attract and retain additional personnel when needed, we may be unable to successfully introduce new products and services or otherwise implement our business strategy.

We are subject to risks associated with acquisitions, in general, and with our acquisition of FreePC, in particular.

   In January 2000, we acquired FreePC. We have experienced difficulties in successfully integrating the additional personnel, operations, technology and products of FreePC into our business. In particular the acquisition has placed additional burdens on our existing financial and managerial controls and reporting systems and procedures, and we have experienced difficulty in retaining FreePC employees, including key personnel. Several of our officers who joined us in connection with our acquisition of FreePC are no longer working for us, including Donald S. LaVigne, who was our executive vice president of strategy and business development and the former CEO of FreePC. The acquisition of FreePC allowed us to extend our historical business as a high-quality, low-priced PC provider to include integrated computing and Internet advertising offerings. We may not, however, realize the expected benefits from these offerings if we cannot successfully complete the integration of FreePC.

   We intend to continue to make investments in complementary companies, products or technologies. If we buy a company, we could have difficulty in integrating that company's personnel and operations. In addition, the employees, including key personnel, may decide not to work for us. If we make other types of acquisitions, we could have difficulty integrating the acquired technology or products into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Further, we may increase our debt or dilute our existing stockholders if we issue equity securities to pay for future acquisitions.

If we do not maintain our reputation and expand our name recognition, we may lose consumer and advertising customers.

   Developing and maintaining awareness of our "eMachines" brand name is critical to achieving widespread acceptance of our computing and Internet advertising offerings. Promotion and enhancement of our brand will depend largely on whether we cost-effectively provide reliable and desired products and services to consumers and advertisers and the effectiveness of our marketing efforts. Currently, retailers are our first points of contact with consumers. If these retailers reduce or cease advertising our products, we may need to increase our own sales and marketing expenses to create and maintain brand awareness among potential consumers. If consumers do not perceive our products to be of high quality, our brand name and reputation could be significantly harmed. Also, if advertisers do not perceive our reputation among consumers to be good, they may not be willing to offer as much for our services. Furthermore, the importance of brand recognition will increase as competition in the PC and Internet advertising markets increases. If we fail to successfully promote our brand name or if we incur significant expenses promoting and maintaining our brand name, we may lose PC and Internet advertising sales.

If we do not continually introduce new products and services to keep pace with rapid technological change, we may not be competitive and could experience a decline in sales and loss of market share.

   The PC and Internet advertising markets are both characterized by rapid ongoing technological change, changes in user requirements and preferences, frequent new service introductions embodying new processes and technologies and evolving industry standards and practices that could render our existing products and services obsolete. We must regularly introduce new products, including new PC configurations, and enhanced Internet services to maintain retailer, consumer and advertiser interest in our products and services. Any new PC or other Internet access devices or Internet services that we introduce may not be successful. In the second quarter ended July 1, 2000, we announced an alliance with Microsoft pursuant to which we will sell an Internet access device. The success of this product is uncertain. In addition, the successful introduction of new products or services by our competitors or us may significantly harm the sale of, or gross margins on, our existing products or services. We may not be able to quickly adapt to future changes in the PC and Internet access device industry, in particular, because we do not maintain a PC or Internet access device research and development group. Currently, we work closely with certain of our suppliers, including TriGem Computer, one of our principal stockholders and the manufacturer of all of our eTower and eMonster PCs, to evaluate the latest developments in PC-related technology. If we do not have access to new technology in the future, we may not be able to successfully incorporate new technology into our products or deliver new products or features in a timely and cost-effective manner.

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

   In October 1999, David Packard, on behalf of a putative nationwide class, filed a complaint against us as a defendant in the U.S. District Court for the Eastern District of Texas based on our alleged sale of defective goods. Essentially identical complaints were filed contemporaneously against Compaq, Hewlett-Packard and Packard Bell. The complaints claim that a chip in the defendants' respective PC products contains a defect that may cause an error to occur when information is written to a floppy disk. The complaint seeks unspecified monetary damages, injunctive relief and declaratory relief. The lawsuit against us is in the early stages and we have not yet filed a response. Although we believe that we have meritorious defenses and intend to vigorously defend ourselves in this action, this type of litigation is inherently complex and unpredictable. There can be no assurances that the suit will not succeed in obtaining unspecified monetary damages, injunctive or declaratory relief against the production of our PC products. Our defense of the claims could result in significant expenses and diversion of management's attention and other resources. In addition, there can be no assurances that the results of this litigation would not result in our business being significantly harmed.

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

   The design and production of PC components is highly complex. Because we do not design or produce our own PC products, we must rely on suppliers and component manufacturers to provide us with high-quality products. If any of our PC products contain defective components, we could experience delays in shipment of these products and increased costs. Further, the design of software is highly complex, and software often contains defects that may be undiscovered for long periods of time. If we or our partners who have bundled their software on our computers are not successful in designing this software, or if defects in our or our partner's software or in our PC products are discovered after we have shipped the affected software or PC products in volume, we could be harmed in the following ways:

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

The success of our Internet access device is uncertain.

   During the second quarter of 2000, we announced an alliance with Microsoft for us to sell an Internet access device and we have entered into supply and other agreements in connection with this device. The success of this device and other similar devices that we may sell in the future is uncertain and depends on many factors, including, among others:

  . The success and duration of our alliance with Microsoft and other alliances into which we may enter in the future with respect to our Internet access device;

  . the success and continuation of efforts to promote our Internet access device;

  . Microsoft's and other potential partners' willingness to provide rebates to the purchasers of our Internet access device;

  . our purchasers' willingness to enter into contracts with and pay ISPs in order to receive rebates; and

  . the competitiveness of the price and features of our Internet access device versus similar products from competing manufacturers.

   There can be no assurance that we will be able to enter the Internet access device market successfully or that if we enter the market successfully, our efforts will be met with consumer acceptance.

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

   Adoption of online direct marketing, particularly by those entities that have historically relied upon traditional means of direct marketing, such as telemarketing and direct mail, requires the broad acceptance of a new and substantially different approach to direct marketing. Intensive marketing and sales efforts may be necessary to educate prospective advertisers regarding the uses and benefits of our direct marketing services to generate demand for such services. Enterprises may be reluctant or slow to adopt new approaches that may replace, limit, or compete with their existing systems. In addition, since online direct marketing is emerging as a new and distinct market apart from online advertising, potential adopters of online direct marketing services will increasingly demand functionality tailored to their specific requirements.

Our ability to generate Internet-based revenues is unproven and we may never achieve profitability in our Internet business.

   We first began bundling the eWare desktop client software with our PCs during December 1999 and did not begin production of our first keyboard with Internet hot-keys until January 2000. Given our limited history offering these Internet-based services, evaluating our performance is difficult. In addition, although FreePC had relationships with a large number of advertisers, our business model is significantly different than FreePC's, and as a result many of these advertisers have not continued to do business with us as we have discontinued distributing free computers and providing free Internet access service. You should consider the uncertainties that we may encounter as we develop our Internet business in this rapidly evolving market, such as:

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

  . our unproven and evolving business model, which, among other things, may not prove to be attractive to Internet partners; and

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

   We expect to generate future revenues from sources such as Internet advertising, sponsorships, e-commerce and Internet application services. The success of our Internet operations depends upon the use by our consumers of the hot-keys on our keyboards and our desktop client software to reach selected advertisers' Web sites. Many of our potential consumers have never purchased Internet access service, used the Internet, e-mail or other Internet-based applications or engaged in e-commerce transactions. Potential users must use our desktop client software and hot-keys as part of their Internet and e-commerce experience in order for us to receive recurring Internet revenues. Because these keys and the menu bar have only been operational for a limited period of time and because they are new methods of accessing Web sites and Internet-based services, whether enough users of our PCs will use these features to create a sufficiently large audience to attract advertisers is uncertain. In addition, use of the hot-keys and our desktop client software depends on the appeal to our consumers of the linked Web sites. Some of our current and future advertisers may not want to partner with us if our Internet-based services do not prove to be effective for them. We rely on market research to determine the categories of products and services in which consumers are likely to be interested. Should our reliance on this research prove to be misguided, we may fail to select relevant categories of interest to consumers or fail to adequately provide links to superior content within these categories. In addition, we have no control over the experience that our consumers have while visiting these Web sites. Consumers who are not satisfied with their experience may decide not to use our hot-keys or desktop client software. Should this occur, our ability to generate advertising revenue will be significantly harmed.

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

  . vendors of stand-alone Internet appliances, such as InfoGear, Netpliance and WebTV, as well as other PC manufacturers who have or may be entering into the Internet appliance market;

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

   We have developed and are further developing two-way client software as well as other applications that will be bundled with our PCs. Some of our Internet-based services rely on software provided by third parties that is bundled with our PCs. We have no control over the quality of this software or, in the case of eWare, whether this software will be available to our users on a continuous basis. If eWare is not available to our users, we may experience, among other things, increased technical support costs and decreased Internet advertising revenues, which could have a negative impact on our results of operations. Our software and this third-party supplied software may contain undetected errors, defects or bugs. These defects could cause service interruptions that could damage our reputation or increase our product repair costs, prevent us from delivering advertisements, cause us to lose revenue, delay market acceptance of our Internet-based services or divert our development resources, any of which could cause our business to suffer. If these problems cannot be fixed in a timely manner, we may be unable to fulfill our obligations to our advertising customers, which could significantly harm our business.

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

   Historically, we have had relatively low manufacturing and operating costs because we outsource most of our operating and manufacturing functions, including system assembly, warehouse labor, distribution, research, product design, warranty services and customer support. In addition, we have had relatively low distribution costs because we distribute our products primarily through a limited number of large retailers. We may not be successful in managing our relationships with any of these third parties, and if existing third-party suppliers cannot provide these services at commercially reasonable prices, or at all, and we are not able to find suitable alternative suppliers, our business would be significantly harmed. For example, we recently transitioned our customer support functions to a new vendor. If we cannot successfully transition these operations, or if the new vendor cannot provide the level of service we require, our business may be harmed. Moreover, we may not be able to monitor or control effectively the quality of the PCs and monitors manufactured by our suppliers. Low-quality products, poor customer service, or similar inadequacies may harm our brand name, which would reduce our revenues and profits.

Because we currently depend solely on three manufacturers for our PCs and monitors, if supply is reduced or discontinued, our growth rate would decline which would harm our business and financial results.

   TriGem Computer currently manufactures all of our eTower and eMonster PCs. We currently purchase all of our monitors from Korea Data Systems Co. and Jean Company. We have no obligation to order, take minimum delivery or purchase products at pre-negotiated prices from TriGem Computer, Korea Data Systems Co. or Jean Company. Additionally, other than in the case of TriGem Computer as described below, absent a purchase order submitted by us, Korea Data Systems and Jean Company have no contractual obligation to supply us with monitors. Our suppliers are currently operating below full capacity, but may operate at full capacity in the future. In order to meet anticipated demand for our products and the products of other customers, TriGem Computer currently utilizes an outsourcing manufacturing contractor in Xiamen China to manufacture some of our low priced PC models and its wholly-owned facility, in Shenyang, China, to manufacture our other PCs. Both facilities are final-assembly plants with production capacity of approximately 250,000 PC units per month. TriGem anticipates opening an additional factory in Korea later this year, with expected additional capacity of approximately 200,000 PC units per month. Under the terms of our supply agreement with TriGem Computer, TriGem Computer has agreed to reserve a portion of its manufacturing capacity at its facilities to meet our supply requirements. Some of the terms of our supply agreement with TriGem Computer are subject to periodic adjustment and there can be no assurance that renegotiation of those terms will be favorable to us or that such renegotiation will not have a negative impact on our results of operations. TriGem Computer, Korea Data Systems Co. and Jean Company provide other vendors with PCs and monitors. As a result, we may not benefit from any increased production capacity. If we are unable to obtain a sufficient supply of PCs or monitors to meet the demand for our products, our growth rate would decline which could reduce our sales, revenue and market share.

   In the future, we plan to establish supply relationships with other PC and monitor manufacturers. We recently entered into a supply agreement for the manufacture of our Internet access device. There can be no assurances that we will be able to enter into supply or other agreements on terms acceptable to us with other manufacturers to provide us with PCs and monitors.

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

   The average selling prices of PCs are subject to rapid declines. To address the problems created by excess inventory in the face of rapid price decreases, PC vendors must carefully manage their inventory. Additionally, due to our narrow margins, we must manage our inventory more efficiently than traditional PC vendors. From time to time in the past, our inventory has been limited by the capacity of our manufacturers and may be limited in the future. We may be unsuccessful in managing the supply of our PCs and monitors to meet demand in the future. Our business is dependent on our ability to quickly sell our PC products through the retail channel. We must carefully monitor market demand for, and supply of, our products in an effort to match supply to consumer demand. If we overestimate the supply needed to meet consumer demand, we could have excess inventory and may need to liquidate such inventory, either of which could have a material impact on our financial results. For example, due to adverse market conditions in the second quarter of 2000, we determined that the cost of certain of our inventory was in excess of market value and wrote down this inventory by $21.6 million. Conversely. if we underestimate needed supply or otherwise maintain too little inventory, we may not be able to react quickly to sudden increases in market demand for a given product.

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

   Most major PC vendors have begun to offer Internet access services. Some PC vendors are trying to increase their sales of higher-priced PCs by offering additional services, such as free Internet access for a limited period of time. In addition, other PC vendors are adopting programs similar to ours that rebate a portion of the purchase price of PCs in exchange for entering into multi-year Internet access service contracts. There are relatively few barriers preventing competitors from entering this market. As a result, new market entrants pose a threat to our business. We do not own any patented technology that precludes or inhibits competitors from entering the low-priced PC market. Existing or future competitors may develop or offer products or services that are comparable or superior to ours at a lower price, which could erode our competitive position. For example, in the last quarter of 1999 one retailer began offering its own branded, low-priced PCs in conjunction with Internet access service from America Online. Our PC and monitor suppliers either are not contractually bound or have only limited obligations to meet our demand for products and can divert some or all of their output to others, including our competitors, or sell directly to the retail channel. If any of these events were to occur, our market share could be reduced unless we were able to successfully compete with these parties and source high quality PCs and monitors from other low-cost manufacturers.

The future of our PC business depends on PCs remaining the predominant Internet access device.

   The future of our PC business depends on PCs remaining the predominant Internet access device. Internet services are currently accessed primarily by PCs. However, television set-top boxes, hand-held products and other non-PC devices may increasingly be used to access the Internet. Television set-top boxes equipped with modems and cable modems allow users to transmit data at substantially faster speeds than the analog modems currently incorporated in our PCs. If consumers prefer this or any other alternative devices to PCs to access the Internet, sales of our PCs may slow. We plan to enter these markets by introducing our own non-PC devices to access the Internet or by forming relationships with companies that manufacture and/or sell such devices. There can be no assurance that such efforts will be successful or that our efforts will be met with consumer acceptance.

Because we depend on licenses of intellectual property from third parties to produce our PC products, the loss of any of these licenses would significantly harm our financial results.

   We are required to obtain licenses from software providers in order to market and sell our products and services. In particular, we currently pre-install Windows 98 and Microsoft Works on our PCs. We will install Windows Millenium on our PCs for sale in upcoming quarters pursuant to a license with Microsoft. However, if we are unable to maintain these licenses, or obtain the necessary licenses in the future, we may be forced to market products without these technological features or software. We may also be forced to discontinue sales of our products that incorporate allegedly protected technology for which we have no license or defend legal actions taken against us relating to our use of the allegedly protected technology. Our inability to obtain licenses on competitive terms necessary to sell our PCs at a profit would significantly harm our financial results.

Because we depend on a limited number of large retailers for a significant portion of our revenues, the loss of any of these retailers could significantly harm our financial results.

   We depend substantially on retailers to sell our PCs and monitors. Since inception, we have derived a significant portion of our gross revenues from sales of our PCs and monitors to a limited number of large retailers. For the six months ended July 1, 2000, approximately 54.8% of our gross revenues were from sales of PCs and monitors to Best Buy, Office Depot and Circuit City, our three largest retail customers. We expect to continue to derive a large percentage of our gross revenues from sales of PCs and monitors to a limited number of leading retailers. However, our retail customers are not contractually committed to future purchases of our products and could discontinue carrying our products at any time. In addition, we compete with an increasing number of companies for access to limited shelf space with these retailers. Generally, these retailers limit the number of PC brands they carry and may stop carrying our PCs at any time. Any significant disruption of our relationship with any of our major retailers, any significant reduction in purchases by them or any significant delays in payments by them, could affect our ability to generate revenues or results of operations.

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

We have announced that we will be selling our PCs in Europe through an alliance with Dixons. Our expansion into international markets or our alliance with Dixons may not prove to be successful.

   An important element of our strategy is to expand our operations into international markets. To this effect, we entered into an alliance with Dixons during the second quarter of 2000. We expect that international sales through our relationship with Dixons will begin in the third quarter of 2000 and will account for an increasing percentage of our revenues over the foreseeable future. We have no experience in marketing, selling and distributing our services internationally. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in managing foreign operations, longer payment cycles, problems in collecting accounts receivable and potentially adverse tax consequences.

   In addition, since our international sales will be made through an alliance with Dixons, such sales will depend on Dixons' ability to distribute and market our products and our ability to manage our relationship with Dixons. This strategic alliance will not be considered a success if it does not generate a significant amount of PC sales in Europe and does not expand our business internationally. Moreover, this relationship may adversely affect our ability to enter into agreements with other potential distribution partners in Europe. Finally, if we become dependent on Dixons for distribution of our products in Europe and, if our relationship with Dixons terminates, we may not be able to find distributors to replace Dixons in those markets. To the extent that we are unable to expand international sales in a timely and cost-effective manner, our business could be harmed and we cannot assure you that we will be able to expand internationally. Further, our international expansion will depend in part on the acceptance of the Internet abroad.

   Additionally, because our international sales are expected to be denominated in U.S. dollars, the strengthening of the U.S. dollar vis a vis the currencies of those countries into which we sell our products and services could make our products and services relatively more expensive thereby decreasing the price-competitiveness of our products and services.

                       Risks Related to Our Common Stock

Our principal stockholders can exercise a controlling influence over our business and affairs.

   Our four principal stockholders, TriGem Corporation, Korea Data Systems America, Stephen A. Dukker and Bill Gross and his affiliated entities, owned approximately 55% of our common stock as of August 1, 2000. If these stockholders acted or voted together, they would have the power to elect our directors and to exercise a controlling influence over our business and affairs. In addition, this concentration of ownership could prevent a change in control that might otherwise be beneficial to our stockholders.

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

Our stock price may be volatile.

   The market price for our common stock is likely to be highly volatile and subject to wide fluctuations in response to factors including those set forth in the items under "Risks That Could Affect Our Financial Condition and Results of Operations." An active public market for our common stock may not develop or be sustained. In addition, the stock markets in general, and The Nasdaq National Stock Market and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may seriously impact the market price of our common stock, regardless of our actual operating performance.

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

   Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Our fixed rate debt consists of $560,000 in notes, bearing interest at 5.79 percent, payable to various stockholders.

   We generally limit our investments to short-term, highly rated, fixed income facilities such as repurchase agreements collateralized by government securities and A-1/P-1 commercial paper. We intend to maintain our current investment policy, which is designed to preserve principal while at the same time maximizing the after-tax income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we generally intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. However, we may, when and if the opportunity arises, acquire or invest in complementary businesses, products and technologies. Such investments may be illiquid for an indefinite period of time, or otherwise subject to greater risk than that allowed for our remaining cash assets. In addition, as of July 1, 2000 we had investments totaling $5.75 million in foreign securities, which are included in other assets in our financial statements. To the extent any of our investments are in foreign securities, we may be subject to foreign currency exchange rate risks.

   We currently have no floating rate indebtedness, hold no derivative instruments and do not earn significant foreign-source income. Accordingly, changes in interest rates or currency exchange rates do not generally have a direct effect on our financial position. To date, we have primarily operated in the United States and Canada and all purchases and sales to date have been made in U.S. dollars. Foreign currency exchange rates, however, may affect the cost of our PCs and monitors purchased from our foreign suppliers, thereby indirectly affecting consumer demand for our products and our net revenues. As well, the strengthening of the U.S. dollar vis a vis the currencies of those countries into which we sell our products and services in the future could make our products and services relatively more expensive, thereby decreasing the price-competitiveness of our products and services. In addition, to the extent that changes in interest rates and currency exchange rates affect general economic conditions, we would also be affected by such changes.

                                    PART II.

                               OTHER INFORMATION

Item 1: Legal Proceedings

   A discussion of legal proceedings in which we are involved appears in Note 7 to our Condensed Consolidated Financial Statements and in the Section entitled "Risks That Could Affect Our Financial Condition and Results of Operations--We are involved in litigation that may be costly and time-consuming," each of which is included with this report on Form 10-Q.

Item 2: Changes in Securities and Use of Proceeds

   We filed a Registration Statement on Form S-1 (File No. 333-86219) with the Securities and Exchange Commission registering a total of 20,000,000 shares of our common stock with a maximum aggregate offering price of $180.0 million. The SEC declared the Registration Statement effective on March 23, 2000. On
March 24, 2000 our shares commenced trading and on March 29, 2000, we completed the sale of all 20,000,000 registered shares of common stock at a price of $9.00 per share in our initial public offering pursuant to the Registration Statement.

   In connection with the offering, we paid an aggregate of $12.6 million in underwriting discounts and commissions and paid other expenses of approximately $2.6 million, none of which were paid directly or indirectly to any of our directors or officers, any person owning 10% or more of any class of our equity securities, or any of our affiliates. After deducting the underwriting discounts and commissions and other expenses, we received aggregate proceeds from the offering of approximately $164.8 million. We intend to use the proceeds from this offering primarily for general corporate purposes, including working capital, expansion of our sales and marketing organization, and capital expenditures. Pending these uses, we have invested the proceeds in short-term, interest-bearing, investment-grade securities. None of the net proceeds of the offering were paid directly or indirectly to any of our directors or officers, any person owning 10% or more of any class of our equity securities, or any of our affiliates.

   During the quarter ended July 1, 2000, following the exercise of options to purchase shares of common stock that had been granted under our 1998 Stock Plan, the FreePC 1999 Stock Plan and the Guide.com 1998 Stock Option Plan by 9 employees and consultants, we issued an aggregate of 19,740 shares of common stock for an aggregate purchase price of approximately $7,064. All of such sales of common stock were made in transactions exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

   During the quarter ended July 1, 2000, we issued options to purchase 797,095 shares of our common stock at a grant price of $2.375 per share, and options to purchase 200,000 shares of our common stock at a grant price of $4.875 per share; each of these issuances were to employees at the director level and below, who had previously been granted options to purchase our common stock. These additional options were granted for the purpose of retaining current employees and are in addition to other options that we granted during the quarter ended July 1, 2000 and that we may grant from time to time under the terms of our 1998 Stock Plan, as amended and restated.

Item 3. Defaults Upon Senior Securities.

   None.

Item 4. Submission of Matters to a Vote of Security Holders.

   None.

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

   10.1    Employment Agreement for John Dickinson, dated July 4, 2000

   27.1    Financial Data Schedule

B. Reports on Form 8-K

   None.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          eMachines, Inc.

                                                /s/ Corinne T. Bertrand
Dated: August 15, 2000                    By: _________________________________
                                                    Corinne T. Bertrand
                                                Vice President, Finance and
                                                      Acting Treasurer
                                                  (Principal Financial and
                                                     Accounting Officer)

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

  3.2 Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the S-1 Registration Statement)

 10.1    Employment Agreement for John Dickinson, dated July 4, 2000

 27.1    Financial Data Schedule