Form 10-Q
period 2000-09-30
EMACHINES INC /DE/
filed 2000-11-14
CIK 1090710

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

    For the quarterly period ended September 30, 2000

                                      OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from ___________ to ___________

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of October 31, 2000, there were 145,682,388 shares of the Registrant's Common Stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                eMachines, Inc.

                                     INDEX

                         PART I--FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
 Item 1. Condensed Consolidated Financial Statements:
         Condensed Consolidated Balance Sheets at September 30, 2000 and
         December 31, 1999...............................................     3
         Condensed Consolidated Statements of Operations for the Quarters
         Ended and Nine Months Ended September 30, 2000 and September 30,
         1999............................................................     4
         Condensed Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 2000 and September 30, 1999..........     5
         Notes to Condensed Consolidated Financial Statements............     6
         Management's Discussion and Analysis of Financial Condition and
 Item 2. Results of Operations...........................................    11
 Item 3. Quantitative and Qualitative Disclosure About Market Risk.......    31

                           PART II--OTHER INFORMATION

 Item 1. Legal Proceedings...............................................    32
 Item 2. Changes in Securities and Use of Proceeds.......................    32
 Item 3. Defaults Upon Senior Securities.................................    32
 Item 4. Submission of Matters to a Vote of Security Holders.............    32
 Item 5. Other Information...............................................    32
 Item 6. Exhibits and Reports on Form 8-K................................    33
    A.   Exhibits........................................................    33
    B.   Reports on Form 8-K.............................................    33
 Signature................................................................   34
 Exhibit Index............................................................   35

   In this Report, "eMachines," the "Company," "we," "us" and "our" collectively refers to eMachines, Inc. and its wholly-owned subsidiaries, unless the context otherwise requires.

PART I

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                eMachines, Inc.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    September 30, 2000 and December 31, 1999
                    (in thousands, except share information)

                                                    September 30, December 31,
                                                        2000          1999
                                                    ------------- ------------
                      ASSETS
                      ------

Current assets:
  Cash and cash equivalents........................   $187,696      $114,823
  Restricted cash..................................     16,561            --
  Short-term investments...........................     18,316        19,897
  Accounts receivable, less allowances ($5,599 and
   $2,160 at September 30, 2000 and December 31,
   1999, respectively)                                 113,498       123,726
  Inventories......................................    109,446        65,260
  Prepaid and other current assets.................      4,771         3,992
                                                      --------      --------
    Total current assets...........................    450,288       327,698
Property and equipment, net........................      2,931         1,827
Intangible assets..................................    109,675            --
Other assets.......................................      9,810         2,188
                                                      --------      --------
                                                      $572,704      $331,713
                                                      ========      ========

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
 -------------------------------------------------

Current liabilities:
  Trade payables-related party.....................   $119,744      $131,935
  Accounts payable.................................      2,135        12,939
  Accrued rebates..................................     30,672        22,803
  Accrued expenses and other current liabilities...     49,049        19,855
                                                      --------      --------
    Total current liabilities......................    201,600       187,532
Deferred revenue--noncurrent portion...............      1,539         1,343
                                                      --------      --------
Subordinated notes payable to stockholders.........        560           560
                                                      --------      --------
Redeemable convertible preferred stock--Series A;
 $.01 par value; no shares authorized, issued and
 outstanding at September 30, 2000; 25,000,000
 shares authorized; 24,279,369 shares outstanding
 at December 31, 1999..............................        --        150,014
Stockholders' equity (deficiency):
  Preferred stock, $.01 par value; 35,000,000
   shares authorized; no shares issued and
   outstanding.....................................        --            --
  Common stock, $.0000125 par value; 350,000,000
   shares authorized; 145,596,396 and 78,019,538
   shares outstanding at September 30, 2000 and
   December 31, 1999, respectively.................          2             1
  Additional paid-in capital.......................    475,559         6,582
  Unearned stock compensation......................     (1,276)       (1,550)
  Notes receivable from stockholders...............       (500)         (500)
  Accumulated deficit..............................   (104,780)      (12,269)
                                                      --------      --------
    Total stockholders' equity (deficiency)........    369,005        (7,736)
                                                      --------      --------
                                                      $572,704      $331,713
                                                      ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                eMachines, Inc.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 Quarters Ended and Nine Months Ended September 30, 2000 and September 30, 1999
                    (in thousands, except share information)

                               Quarters Ended            Nine Months Ended
                          -------------------------- --------------------------
                           September   September 30,  September   September 30,
                           30, 2000        1999       30, 2000        1999
                          -----------  ------------- -----------  -------------
Net revenues:
  Hardware............... $   172,181   $  155,282   $   539,861   $  506,595
  Internet...............       2,845          611         9,481          611
                          -----------   ----------   -----------   ----------
    Net revenues.........     175,026      155,893       549,342      507,206
                          -----------   ----------   -----------   ----------
Cost of revenues:
  Hardware...............     167,125      150,119       558,637      488,909
  Internet...............         408          --          1,247          --
                          -----------   ----------   -----------   ----------
    Cost of revenues.....     167,533      150,119       559,884      488,909
                          -----------   ----------   -----------   ----------
  Gross profit (loss)....       7,493        5,774       (10,542)      18,297

Operating expenses:
  Sales and marketing
   (includes $22, $1,126,
   $66 and $1,142 of non-
   cash stock-based
   compensation,
   respectively).........       4,854        3,823        15,599        9,356
  Product development....         641          --          1,885          --
  Customer service and
   technical support.....       4,061        3,245        14,290        5,767
  General and
   administrative
   (includes $69, $55,
   $207 and $179 of non-
   cash stock-based
   compensation,
   respectively).........       7,275        2,627        19,697        6,044
  Amortization of
   intangible assets.....      11,962          --         37,152          --
                          -----------   ----------   -----------   ----------
    Total operating
     expenses............      28,793        9,695        88,623       21,167
                          -----------   ----------   -----------   ----------
Loss from operations.....     (21,300)      (3,921)      (99,165)      (2,870)
Interest income
 (expense), net..........       3,195         (113)        9,000       (5,073)
                          -----------   ----------   -----------   ----------
Net loss.................     (18,105)      (4,034)      (90,165)      (7,943)
Accretion of mandatorily
 redeemable preferred
 stock to Redemption
 value...................         --        (1,181)       (2,346)      (1,181)
                          -----------   ----------   -----------   ----------
Net loss attributable to
 common stockholders..... $   (18,105)  $   (5,215)  $   (92,511)  $   (9,124)
                          ===========   ==========   ===========   ==========
Net loss per share
 attributable to common
 stockholders:
  Basic and diluted...... $     (0.12)  $    (0.07)  $     (0.73)  $    (0.14)
Shares used in computing
 loss:
  Basic and diluted...... 145,341,613   77,600,000   125,995,044   65,878,388

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                eMachines, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

          Nine Months Ended September 30, 2000 and September 30, 1999
                                 (in thousands)

                                                         Nine Months Ended
                                                    ---------------------------
                                                    September 30, September 30,
                                                        2000          1999
                                                    ------------- -------------
Cash flows from operating activities:
 Net loss..........................................   $(90,165)     $ (7,943)
 Adjustments to reconcile net loss to net cash pro-
  vided by operating activities:
  Provision for bad debts, sales returns and sales
   incentives......................................      3,438         1,062
  Depreciation and amortization....................     37,825           200
  Stock-based compensation expense.................        273         1,322
 Changes in operating assets and liabilities:
  Accounts receivable..............................      7,598       (18,485)
  Inventories......................................    (42,521)      (66,774)
  Prepaid and other current assets.................        345        (4,280)
  Other assets.....................................       (615)         (725)
  Trade payables-related party.....................    (12,191)       30,841
  Accounts payable.................................    (12,824)       15,617
  Accrued rebates..................................      7,869        13,067
  Accrued expenses and other current liabilities...     24,322        10,992
  Deferred revenue--non current portion............        196         1,705
                                                      --------      --------
  Net cash used by operating activities............    (76,450)      (23,401)
                                                      --------      --------
Cash flow from investing activities:
 Cash acquired in business combination.............      5,651           --
 Cash provided upon maturity of short-term invest-
  ments............................................      1,581           --
 Other assets......................................     (5,750)          --
 Acquisition of property and equipment.............       (799)       (1,470)
                                                      --------      --------
  Net cash provided (used) in investing activi-
   ties............................................        683        (1,470)
                                                      --------      --------
Cash flows from financing activities:
 Proceeds from issuance of common stock in connec-
  tion with initial public offering, net of offer-
  ing costs........................................    164,802           --
 Proceeds from issuance of preferred stock.........        --        146,275
 Proceeds from issuance of common stock upon exer-
  cise of common stock options.....................        399           --
                                                      --------      --------
  Net cash provided by financing activities........    165,201       146,275
                                                      --------      --------
Net increase in cash...............................     89,434       121,404
Cash and cash equivalents, beginning of period.....    114,823         3,791
                                                      --------      --------
Cash and cash equivalents, end of period...........   $204,257      $125,195
                                                      ========      ========

Supplemental disclosure of noncash financing activities:

   In August 2000, the Company issued 550,000 shares of the Company's common stock to Alorica, Inc., in connection with the Company's investment in and relationship with Alorica.

   In March 2000, in connection with the Company's initial public offering of its common stock, all of the Company's preferred stock converted into common stock. The preferred stock had a book value of $152,360 on the conversion date. See Note 4--Stockholder's Equity.

   In January 2000, the Company acquired FreePC, Inc. in a non-cash transaction by issuing equity securities and assuming stock options with an aggregate value of approximately $150,000. The total purchase price of $150,083 was allocated to the net assets acquired and intangible assets as described in Note 3-- Business Combination.

   In August 1999, the Company issued warrants valued at $1.7 million to AOL.

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

   In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 did not have a material impact on the Company's consolidated financial position or results of operations.

   In December 1999, the Securities Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company has reviewed these criteria and believes its policies for revenue recognition to be in accordance with SAB 101.

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
                                                                       --------
                                                                       $150,083
                                                                       ========

   As a result of the reduction in the workforce acquired with the acquisition of FreePC, during the second quarter of year 2000, the Company wrote-off $2,754 of the workforce intangible assets as a charge to amortization expense in the second quarter of year 2000. The intangible assets resulting from the purchase transaction are being amortized over their estimated useful lives of three years using the straight-line method.

                                EMACHINES, INC.

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


   The operating results of FreePC are included in the Company's condensed consolidated financial statements from the date of acquisition. The unaudited pro forma consolidated information set forth below presents the consolidated results of operations as if the acquisition had occurred at the beginning of the periods presented. These unaudited pro forma consolidated results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred if the acquisition had taken place at the beginning of the period presented or the results that may occur in the future. Unaudited pro forma consolidated results of operations for the quarters ended and the nine months ended September 30, 2000 and September 30, 1999 are as follows:

                                QUARTERS ENDED             NINE MONTHS ENDED
                          --------------------------- ---------------------------
                          SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
                              2000          1999          2000          1999
                          ------------- ------------- ------------- -------------
Net revenues............   $   175,026   $  156,328    $   549,398   $  507,767
Net loss attributable to
 common stockholders....       (18,105)     (25,950)       (95,344)     (63,232)
Net loss per share
 attributable to common
 stockholders:
  Basic and diluted.....   $     (0.12)  $    (0.32)   $     (0.76)  $    (0.90)
Shares used in computing
 pro forma net loss per
 share attributable to
 common stockholders:
  Basic and diluted.....   145,341,613   81,595,633    126,170,035   69,874,021

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

   On August 1, 2000, the Company issued 550,000 shares of the Company's common stock to Alorica, Inc., in connection with the Company's investment in and relationship with Alorica.

                                eMachines, Inc.

                    (In thousands, except share information)


NOTE 5--EARNINGS PER SHARE

   The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share" which requires dual presentation of basic earnings per share ("EPS") and diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares and potentially dilutive shares outstanding during the period. Potential common shares consist of shares issuable upon the exercise of stock options and warrants using the treasury stock method and convertible preferred stock. Potentially dilutive shares are excluded from the computation in loss periods as their effect would be antidilutive. The following table sets forth the incremental effect of potentially dilutive securities that were excluded in the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive.

                                Quarters Ended             Nine Months Ended
                          --------------------------- ---------------------------
                          September 30, September 30, September 30, September 30,
                              2000          1999          2000          1999
                          ------------- ------------- ------------- -------------
Dilutive effect of stock
 options and warrants...     187,890        382,917     1,003,291       337,424
Dilutive effect of
 preferred shares.......         --      11,611,872    11,924,067     3,913,158
                             -------     ----------    ----------     ---------
Incremental effect of
 potentially dilutive
 securities.............     187,890     11,994,789    12,927,358     4,250,582
                             =======     ==========    ==========     =========

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

   Packard Bell filed a complaint on October 6, 1999 in Federal District Court for the Eastern District of California, alleging patent infringement on Packard Bell patents which it asserts relates to (i) graphics controller, (ii) parallel port controller, and (iii) bus interface of the Company's eTower machine. The Company filed a response in January 2000 disputing infringement and asserting that the patents at issue are invalid. The Court granted plaintiff NEC's motion to amend the complaint in September 2000 to add an additional claim of patent infringement against the now-discontinued eSlate related to a sleep mode feature for laptop computers.

   In October 1999, David Packard on behalf of a putative nationwide class, filed a complaint against the Company as a defendant in the U.S. District Court for the Eastern District of Texas based on the Company's alleged sale of defective goods. Essentially identical complaints were filed contemporaneously against Compaq,
                                eMachines, Inc.

                    (In thousands, except share information)

Hewlett-Packard and Packard Bell. The complaints claim that a chip in the defendants' respective PC products contains a defect, which may cause an error to occur when information is written to a floppy disk. The complaint seeks unspecified monetary damages, injunctive relief and declaratory relief. Although a response to the complaint has not been filed, the Company believes that it has meritorious defenses and intends to vigorously defend itself in this action.

   On September 27, 2000 Monster Cable Products, Inc. filed a complaint against the Company in the U.S. District Court for the Northern District of California. The complaint alleges trademark infringement and dilution and unfair competition arising out of the Company's use of the mark "EMONSTER". Monster Cable Products is seeking monetary damages and injunctive relief. The Company's response to the complaint is due November 15, 2000.

   Discovery in the Compaq case is progressing and discovery in all of the other cases are in the early stages. As a result, the Company is currently unable to estimate total expenses, possible loss or range of loss that may be ultimately connected with these allegations. The Company is indemnified against liability under the terms of its PC supply agreement with respect to the Compaq and Packard Bell complaints. However, there can be no assurance that the plaintiffs involved in these four cases will not succeed in obtaining monetary damages or an injunction against the production of the Company's PC products. The Company's defense of the claims could result in significant expenses and diversion of management's attention and other resources. The Company believes in the Compaq Computer Corporation and Packard Bell cases that its direct financial exposure is limited under its indemnification arrangements. However in each of the four cases discussed above, the results of complex litigation of this sort are inherently uncertain and difficult to predict and there can be no assurances that the results of this litigation would not result in the Company's business being significantly harmed, particularly if it affects production of the Company's PCs.

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

   Manufacturing. We outsource the design and manufacturing of our PCs and monitors as well as technical support, warehouse staffing, inspection, repair and repackaging of returned PCs, and administration of our rebate program to third parties. As a result, we have a relatively small internal organization that consisted of 132 employees as of September 30, 2000. Our hardware outsourcing strategy enables us to minimize capital investment and maintain a low product cost structure. During the quarter ended July 1, 2000, we partnered with Alorica, Inc., as our new customer service and technical support provider and we plan to continue to establish supply relationships with other PC and monitor manufacturers in order to reduce our dependence on our current suppliers.

   Revenues. To date, we have derived most of our revenues from the sales of PCs and monitors to a limited number of large retailers. For the nine months ended September 30, 2000, approximately 56.8% of our gross revenues were from sales of PCs and monitors to our three largest retail customers. We expect to continue to derive a significant percentage of our gross revenues from sales of PCs and monitors to a limited number of leading retailers, as well as an increasing portion from Internet-related activities.

Results of Operations

   The following table reconciles net loss attributable to common stockholders to an alternative performance measure, consisting of our loss before non-cash charges for amortization of intangible assets, stock-based compensation and accretion of mandatorily redeemable preferred stock to redemption value. This alternative measure of performance is frequently used in the technology industry and management believes that it provides relevant and useful information. However, this measure of performance may not be comparable to similarly titled measures reported by other companies.

                                Quarters Ended             Nine Months Ended
                          --------------------------- ---------------------------
                          September 30, September 30, September 30, September 30,
                              2000          1999          2000          1999
                          ------------- ------------- ------------- -------------
                                              (in thousands)
Net loss attributable to
 common stockholders....    $(18,105)      $(5,215)     $(92,511)      $(9,124)
Amortization of intangi-
 ble assets.............      11,962            --        37,152            --
Non-cash stock-based
 compensation...........          91         1,181           273         1,321
Accretion of mandatorily
 redeemable preferred
 stock to redemption
 value..................         --          1,181         2,346         1,181
                            --------       -------      --------       -------
Loss before amortization
 of intangible assets,
 non-cash stock-based
 compensation and
 accretion of
 mandatorily redeemable
 preferred stock to
 redemption value.......    $ (6,052)      $(2,853)     $(52,740)      $(6,622)
                            ========       =======      ========       =======

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

Percentage of Consolidated Net Revenues

                                Quarters Ended             Nine Months Ended
                          --------------------------- ---------------------------
                          September 30, September 30, September 30, September 30,
                              2000(1)       1999(2)       2000(3)       1999(4)
                          ------------- ------------- ------------- -------------
Net revenues:
  Hardware..............       98.4%         99.6%         98.3%         99.9%
  Internet..............        1.6           0.4           1.7           0.1
                              -----         -----         -----         -----
    Net revenues........      100.0         100.0         100.0         100.0

Cost of revenues:
  Hardware..............       95.5          96.3         101.7          96.4
  Internet..............        0.2           0.0           0.2           0.0
                              -----         -----         -----         -----
    Cost of revenues....       95.7          96.3         101.9          96.4
                              -----         -----         -----         -----
  Gross profit (loss)...        4.3           3.7          (1.9)          3.6

Operating expenses:
  Sales and marketing...        2.8           1.7           2.8           1.6
  Product development...        0.4           0.0           0.3           0.0
  Customer service and
   technical support....        2.3           2.1           2.6           1.1
  General and adminis-
   trative..............        4.1           1.6           3.6           1.2
                              -----         -----         -----         -----
    Total operating ex-
     penses.............        9.6           5.4           9.3           3.9
                              -----         -----         -----         -----
Loss from operations....       (5.3)         (1.7)        (11.2)         (0.3)
Interest income (ex-
 pense), net............        1.8          (0.1)          1.6          (1.0)
Loss before accretion of
 mandatorily redeemable
 preferred stock to
 redemption value.......       (3.5)%        (1.8)%        (9.6)%        (1.3)%
                              =====         =====         =====         =====

--------
(1) Excludes $12.0 million of amortization charges related to the acquisition of FreePC, Inc. See "Note 3--Business Combination" in Notes to Condensed Consolidated Financial Statements. Sales and marketing expenses exclude $22,000 of non-cash stock-based compensation expense and general and administrative expenses exclude $69,000 of non-cash stock-based compensation expense.

(2) Sales and marketing expenses exclude $1,126,000 of non-cash stock-based compensation expense and general and administrative expenses exclude $55,000 of non-cash stock-based compensation expense.

(3) Excludes $37.2 million of amortization charges related to the acquisition of FreePC, Inc. See "Note 3--Business Combination" in Notes to Condensed Consolidated Financial Statements. Sales and marketing expense exclude $66,000 of non-cash stock-based compensation expense and general and administrative expenses exclude $207,000 of non-cash stock-based compensation expense.

(4) Sales and marketing expenses exclude $1,142,000 of non-cash stock-based compensation expense and general and administrative expenses exclude $179,000 of non-cash stock-based compensation expense.

Net Revenues

   Net Hardware Revenues. To date substantially all of our hardware revenues have been derived from sales of our PCs and monitors. We sell a variety of PC configurations and monitor models to our retail customers. Our net hardware revenues increased to $172.2 million for the quarter ended September 30, 2000 from $155.3 million for the quarter ended September 30, 1999. This represents a 10.9% increase and was primarily due to an 8.8% increase in unit shipments over the prior year quarter. Most of the increase in PC unit shipments resulted from a new distribution and marketing program with Dixons Group for distribution throughout the UK and Europe. PC unit shipments for the quarter ended September 30, 2000 were 408,000 units. For the nine months ended September 30, 2000, net hardware revenues increased to $539.9 million from $506.6 million for the nine months ended September 30, 1999. This represents a 6.6% increase, significantly less than the 12.4% increase in unit shipments over the prior year period. Revenue for the nine months ended September 30, 2000 was impacted due to $9.7 million of promotional discounts given to customers and $7.9 million of rebate incentives, in addition to normal mail-in rebates, that were given on selected models in the second quarter of year 2000, due to adverse market conditions. Net revenue from extended service contracts and technical support during these periods was minimal and reported with net hardware revenues.

   Internet Revenues. We recognized total Internet revenues of $2.8 million and $9.5 million for the quarter ended and nine months ended September 30, 2000, respectively. Internet revenues earned during the quarter and nine months ended September 30, 1999 was $611,000. Internet revenues decreased on a per unit shipped basis as a result of the company's decision to acquire substantially all of the assets of it's Internet technology partner, VXX, Inc. (dba iWare), developer of eMachines' eWare surfing assistant. We expect future Internet revenues to increase on a per unit shipped basis from advertising generated by our keyboard buttons, our desktop client software, pre-loaded software offerings and other Internet-related services.

Cost of Revenues

   Cost of revenues consists primarily of the cost of PCs and monitors, Microsoft software licensing costs, inbound shipping costs, inventory valuation reserves and costs of providing Internet access through e-machines.net. Cost of revenues increased to $167.5 million for the quarter ended September 30, 2000 from $150.1 million for the quarter ended September 30, 1999. This increase was primarily due to increased unit shipments. For the nine months ended September 30, 2000, cost of revenues increased to $559.9 million from $488.9 million for the nine months ended September 30, 1999. This increase was due to increased unit shipments and a $21.6 million write down of inventory in the second quarter of year 2000, as described in "Note 6-Inventory" to our Condensed Consolidated Financial Statements included with this report on Form 10-Q.

Gross Margin

   For the quarter ended September 30, 2000, gross margin increased to 4.3% from 3.7% for the quarter ended September 30, 1999. This increase was primarily due to the increase in Internet revenues with gross margin of 86% for the quarter ended September 30, 2000. For the nine months ended September 30, 2000, as a result of the $21.6 million write down of inventory, $9.7 million of promotional discounts provided to customers and $7.9 million of rebate incentives, in addition to normal mail-in rebates, given on selected models during the second quarter of year 2000, cost of revenues exceeded net revenues from sales resulting in a negative gross margin of 1.9%. This compares with a positive gross margin of 3.6% for the nine months ended September 30, 1999.

Operating Expenses

   Sales and Marketing. Excluding non-cash stock-based compensation charges, sales and marketing expenses increased to $4.8 million, or 2.8% of net revenues for the quarter ended September 30, 2000, from $2.7 million or 1.7% of net revenues for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, excluding non-cash stock-based compensation charges, sales and marketing expenses increased to $15.5 million or 2.8% of net revenues from $8.2 million or 1.6% of net revenues for the nine months ended September 30, 1999. The increase in absolute dollars and percentage of net revenues was due primarily to the expansion of our in-house sales and marketing force through the acquisition of FreePC, our Internet-related sales and marketing activities, and additional selling and marketing expenses related to our new distribution and marketing program with Dixons Group. We expect sales and marketing expense to increase as sales volumes increase.

   Product Development. Following the acquisition of FreePC, we began investing in product development to support and expand our Internet business. Product development expense for the quarter ended September 30, 2000 was $641,000 or 0.4% of net revenues and for the nine months ended September 30, 2000 product development expense was $1.9 million or 0.3% of net revenues. We expect to continue to increase our product development expenses in absolute dollars as our Internet business grows.

   Customer Service and Technical Support. We outsource our customer service and technical support. Customer service and technical support expenses increased to $4.1 million, or 2.3% of net revenues for the quarter ended September 30, 2000 from $3.2 million, or 2.1% of net revenues for the quarter ended September 30, 1999. For the nine months ended September 30, 2000 customer service and technical support expenses increased to $14.3 million, or 2.6% of net revenues from $5.8 million, or 1.1% of net revenues for the nine months ended September 30, 1999. For the nine months ended September 30, 2000, customer service and technical support expenses increased over the prior year period in absolute dollars and as a percentage of net revenues as a result of increased call volume, increased Internet-related services and non-recurring expenses associated with the transition of outsourcing customer service and technical support to Alorica from our previous provider in the second quarter of year 2000. Excluding transition charges, we expect our customer service and technical support expenses to increase as we expand our Internet-related activities and to the extent our sales volume increases.

   General and Administrative. General and administrative expenses consist primarily of payroll and related expenses for management and administrative personnel, outsourced warehousing activities, facilities expenses, professional service fees, travel and other general corporate expenses. Excluding non-cash stock-based compensation charges, general and administrative expenses increased to $7.2 million, or 4.1% of net revenues, for the quarter ended September 30, 2000, from $2.6 million, or 1.6% of net revenues, for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, excluding non-cash stock-based compensation charges, general and administrative expenses increased to $19.5 million, or 3.6% of net revenues from $5.9 million, or 1.2% of net revenues for the nine months ending September 30, 1999. The $13.6 million increase in general and administrative expenses was due primarily to increased expenses associated with the addition of personnel of $4.9 million, increased bad debt expense of $1.8 million to reflect a higher risk of loss associated with the possibility of financial difficulties for some of our dot com partners and additional legal fees of $2.3 million. Legal fees in the near future are expected to remain at current levels or increase, as a result of ongoing litigation.

   Interest Income and Expense. Net interest income was $3.2 million for the quarter ended September 30, 2000 and $9.0 million for the nine months ended September 30, 2000. Net interest income was earned from interest-bearing cash equivalents and other interest bearing short-term investments. Interest expense was minimal for the nine months ended September 30, 2000 because our only debt consists of $560,000 of long-term subordinated notes payable to certain stockholders. Net interest expense was $113,000 for the quarter ended September 30, 1999 and $5.1 million for the nine months ended September 30, 1999, consisting primarily of interest on trade payables. The private placement of our Series A preferred stock in August 1999 raised net proceeds of $146.3 million, which were used to reduce trade payables, and associated financing charges.

Liquidity and Capital Resources

   On March 24, 2000, we completed our initial public offering of 20,000,000 shares of our common stock, providing us with net proceeds of $164.8 million. The completion of our public offering coupled with our private placement financing in August 1999 have provided us with working capital of $248.7 million as of September 30, 2000. Of this amount, $222.6 million consisted of cash (including restricted cash of $16.6 million), cash equivalents and short-term investments.

   In August 1999, we completed the private placement of 24,279,369 shares of our Series A preferred stock, providing us with net proceeds of $146.3 million. Prior to the private placement, we financed our operations primarily through extended payment terms on trade payables. The private placement proceeds were used to reduce trade payables and associated financing expense.

   Net cash used by operating activities was $76.5 million for the nine months ended September 30, 2000. The primary uses of cash were operating losses, purchases of inventory and decreases in payables. Net cash used by operating activities was $23.4 million for nine months ended September 30, 1999, consisting primarily of increased inventory purchases, offset by increased payables and other accrued expenses.

   Net cash provided by investing activities was $683,000 for the nine months ended September 30, 2000 and was primarily the result of the maturities of short-term investments and cash acquired with the acquisition of FreePC, offset by a $5.75 million investment in foreign securities made in February 2000. Net cash used for investing activities was $1.5 million for the nine months ended September 30, 1999 and was for the purchase of property and equipment.

   Net cash provided by financing activities for the nine months ended September 30, 2000, was $165.2 million, consisting of the net proceeds from our initial public offering of common stock and proceeds from exercise of common stock options. Net cash provided by financing activities for the nine months ended September 30, 1999, was $146.3 million from the private placement of our Series A preferred stock.

   We currently believe that our available funds as of September 30, 2000, will be sufficient to meet our anticipated liquidity requirements for at least the next 12 months. If additional funds are required, financing may not be available on acceptable terms, if at all, and may be dilutive to our stockholders.

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

   We have incurred net losses and at September 30, 2000, we had an accumulated deficit of $104.8 million. Although we experienced a period of rapid revenue growth from PC sales following our incorporation, we may not be able to maintain this revenue growth, and we expect to incur losses in the future. In the quarter ended July 1, 2000, we experienced a decline in our PC sales due to the retail channel oversupply of PCs resulting from decreased consumer demand for these and other higher priced non-PC products. We anticipate that decreased consumer demand in the PC market and general weakness in the retail sectors may negatively impact our sales of PC-products and our revenues in the fourth quarter. Further, FreePC has incurred significant losses since its incorporation. In connection with the FreePC acquisition, we recorded intangible assets of approximately $147 million, to be amortized over a period of three years. This amortization will adversely affect our earnings and profitability in the years 2000 through 2002. Our operating costs have increased significantly as a result of the FreePC acquisition. We have not yet generated significant revenue from our Internet business, and we expect to experience operating losses before amortization in that business in the future. As a result, we expect to report losses on an operating basis after amortization of intangible assets in our combined business for at least the next two years. Net loss for the quarter ended September 30, 2000 was $18.1 million or a loss of $0.12 per share, compared to a loss of $5.2 million or $0.07 per share in the year earlier period.

   Our quarterly operating results are subject to fluctuations and seasonality that make it difficult to predict our future performance.

   We expect our quarterly operating results to fluctuate significantly in the future due to a number of factors. Because our PC business currently generates low operating margins, a trend that we expect to continue for the foreseeable future, slight variations in the prices of our PCs, component or manufacturing costs or operating costs could significantly affect our operating results in future periods. In the quarter ended July 1, 2000, PC prices decreased as a result of significant discounts and rebates given to the retail channel to stimulate sales. This decrease in prices, among other things, adversely affected our financial results in the quarter ended July 1, 2000. In addition, the Internet advertising and e-commerce market is highly competitive and subject to rapid change and our ability to generate any significant revenue from that business is unproven. Some of the other factors that could affect our quarterly operating results include:

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

  . our Internet partners' financial viability, ability to pay us on time and ability to provide our users with their services;

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

   Seasonal fluctuations may also affect our quarterly operating results. Historically, demand for PCs and PC-related services and consumer retail sales have been significantly stronger in the fourth quarter of each year and weaker in the first and second quarter of each year. We believe that the seasonal impact on our business of these cycles will increase to the extent that PCs continue to become more consumer-oriented or entertainment-driven products and e-commerce continues to gain broader acceptance. As a result, we expect that our net revenues from both our PC business and our Internet businesses generally will be greater in the fourth quarter and lower in the first and second quarters of each year. However, sales and earnings warnings announced by our component suppliers, competitors and retail partners, along with a PC market decline in the U.S. retail channel and weakness in general retail sales may negatively impact our fourth quarter results.

   If we are unable to manage our growth successfully, our business could be significantly harmed.

   Our total number of employees has grown from 10 at December 31, 1998 to 136 at November 1, 2000. Our growth has placed, and will continue to place, a significant strain on our management systems, infrastructure, resources and planning and management processes.

   As we continue to grow, we will need to assimilate new employees, as well as expand, train and manage our workforce. We recently hired John Dickinson, Senior Vice President and General Manager of our Internet Division, and Jack Ferry, Vice President of Operations. In addition to performing their regular duties, these individuals as well as all new employees, must spend a significant amount of time learning our management systems and our historical business model in order to help us extend that model to offering integrated computing and Internet solutions. Our senior management team has limited experience in the management and administration of a public company. If our senior management team is unable to effectively manage our growth, integrate new employees into our business and work together as a management team, we may be unable to manage our business causing substantial harm to our business.

   If we lose key personnel or are unable to attract and retain additional personnel when needed, we may not be able to successfully operate our business.

   Our success depends on the skills, experience and performance of our senior management and key personnel, especially that of our president and chief executive officer, Stephen A. Dukker. We must retain our senior management and key personnel and be able to attract and retain additional key personnel when needed. Competition in the PC and Internet and e-commerce markets for these types of individuals with business and technical expertise is high. All of our senior management and key personnel are at-will employees and may terminate their employment with us at any time without warning. In the second quarter of 2000, several key personnel resigned from the company, including Steven H. Miller, our Chief Financial Officer, and Donald S. LaVigne, our Executive Vice President of Strategy and Business Development and the former CEO of FreePC. Further, we do not maintain "key man" life insurance on any of our employees. If we lose key personnel, especially Mr. Dukker, or if we are not able to attract and retain additional personnel when needed, we may be unable to successfully introduce new products and services or otherwise implement our business strategy.

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

   We intend to continue to make investments in complementary companies, products or technologies. If we buy a business, such as our acquisition of substantially all of the assets of VXX, Inc. (dba iWare) on October 31, 2000, we could have difficulty in integrating that company's personnel and operations. An acquired company's employees, including key personnel, may decide not to work for us. If we make other types of acquisitions, we could have difficulty integrating the acquired technology or products into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. We may increase our debt or dilute our existing stockholders if we issue equity securities to pay for future acquisitions.

   If we do not maintain our reputation and expand our name recognition, we may lose consumer and advertising customers.

   Developing and maintaining awareness of our "eMachines" brand name is critical to achieving widespread acceptance of our computing and Internet advertising offerings. Promotion and enhancement of our brand will depend largely on whether we cost-effectively provide reliable and desired products and services to consumers and advertisers and the effectiveness of our marketing efforts. Currently, retailers are our first points of contact with consumers. If these retailers reduce or cease advertising our products, we may need to increase our own sales and marketing expenses to create and maintain brand awareness among potential consumers. If consumers do not perceive our products to be of high quality, our brand name and reputation could be significantly harmed. If advertisers do not perceive our reputation among consumers to be good, they may not be willing to pay as much for our services. The importance of brand recognition will increase as competition in the PC and Internet advertising markets increases. If we fail to successfully promote our brand name, we may lose PC and Internet advertising sales. We may incur significant expenses promoting and maintaining our brand name.

   If we do not continually introduce new products and services to keep pace with rapid technological change, we may not be competitive and could experience a decline in sales and loss of market share.

   The PC and Internet advertising markets are both characterized by rapid ongoing technological change, changes in user requirements and preferences, frequent new service introductions embodying new processes and technologies and evolving industry standards and practices that could render our existing products and services obsolete. We must regularly introduce new products, including new PC configurations, and enhanced Internet services to maintain retailer, consumer and advertiser interest in our products and services. Any new PC or other Internet access devices or Internet services that we introduce may not be successful. We have announced an alliance with Microsoft under which we have begun to sell an Internet access device. The success of this product is uncertain. In addition, the successful introduction of new products or services by our competitors or us may significantly harm the sale of, or gross margins on, our existing products or services. We may not be able to quickly adapt to future changes in the PC and Internet access device industry, in particular, because we do not maintain a PC or Internet access device research and development group. Currently, we work closely with certain of our suppliers, including TriGem Computer, one of our principal stockholders and the manufacturer of all of our eTower and eMonster PCs, to evaluate the latest developments in PC-related technology. If we do not have access to new technology in the future, we may not be able to successfully incorporate new technology into our products or deliver new products or features in a timely and cost-effective manner.

   We are involved in litigation that may be costly and time-consuming.

   In July 1999, Compaq Computer Corporation filed a complaint against us, TriGem Computer, TriGem America and Korea Data Systems as defendants in the U.S. District Court for the Southern District of Texas based on the defendants' alleged infringement of 13 patents held by Compaq related to improved system processing speed, enhanced video graphics, peripheral compatibility and overall system architecture. The complaint seeks an accounting, treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys' fees and other unspecified damages. We filed a response in September 1999, seeking declaratory judgment of noninfringement and invalidity of Compaq's patents and asserting counterclaims against Compaq that included false and misleading advertising under the Lanham Act, business disparagement and unfair competition under Texas common law. Discovery in this case is progressing. We are currently unable to estimate total expenses, possible loss or range of loss that may be ultimately connected with these allegations. We are indemnified against liability under the terms of our PC supply agreement. We cannot assure you that Compaq will not succeed in obtaining monetary damages or an injunction against the production of our PC products. Our defense of the claims could result in significant expenses and diversion of management's attention and other resources. Although we believe our direct financial exposure is limited under our indemnification arrangements, the results of complex litigation of this sort are inherently uncertain and difficult to predict, and we cannot guarantee that the results of this litigation will not significantly harm our business, particularly if the results affect production of our PCs.

   Packard Bell filed a complaint on October 6, 1999 in the U.S. District Court for the Eastern District of California, alleging patent infringement of Packard Bell patents that it asserts relate to the (i) graphics controller, (ii) parallel port controller, and (iii) bus interface of our eTower machine. We filed a response in January 2000 disputing infringement and asserting that the patents at issue are invalid. The Court granted NEC's motion to amend the complaint in September 2000 to add an additional claim of patent infringement against the now- discontinued eSlate related to a sleep mode feature for laptop computers. We are in the early stages of discovery. As a result, we are currently unable to estimate total expenses, possible loss or range of loss that may be ultimately connected with these allegations. We are indemnified against liability under the terms of our PC supply agreement. We cannot assure you that Packard Bell will not succeed in obtaining monetary damages or an injunction against the production of our PC products. Our defense of the claims could result in significant expenses and diversion of management's attention and other resources. Although we believe our direct financial exposure is limited under our indemnification arrangements, the results of complex litigation of this sort are inherently uncertain and difficult to predict, and we cannot guarantee that the results of this litigation will not significantly harm our business, particularly if the results affect production of our PCs.

   In October 1999, David Packard, on behalf of a putative nationwide class, filed a complaint against us as a defendant in the U.S. District Court for the Eastern District of Texas based on our alleged sale of defective goods. Essentially identical complaints were filed contemporaneously against Compaq, Hewlett-Packard and Packard Bell. The complaints claim that a chip in the defendants' respective PC products contains a defect that may cause an error to occur when information is written to a floppy disk. The complaint seeks unspecified monetary damages, injunctive relief and declaratory relief. The lawsuit against us is in the early stages and we have not yet filed a response. Although we believe that we have meritorious defenses and intend to vigorously defend ourselves in this action, this type of litigation is inherently complex and unpredictable. We cannot assure you that the suit will not succeed in obtaining unspecified monetary damages, injunctive or declaratory relief against the production of our PC products. Our defense of the claims could result in significant expenses and diversion of management's attention and other resources. We cannot guarantee that the results of this litigation will not significantly harm our business.

   On September 27, 2000 Monster Cable Products, Inc. filed a complaint against us in the U.S. District Court for the Northern District of California. The complaint alleges trademark infringement and dilution and unfair competition arising out of our use of the mark "EMONSTER". Monster Cable Products is seeking monetary damages and injunctive relief. Our response to the complaint is due November 15, 2000. Although we believe that we have meritorious defenses and intend to defend ourselves vigorously in this action, given the early stage of this litigation and the inherent uncertainty of any litigation, we cannot assure you that our defense will be successful. Our defense of the claims could result in significant expenses and diversion of management's attention and other resources. We cannot guarantee that the results of this litigation will not significantly harm our business.

   Various other lawsuits, claims and proceedings have been or may be asserted against us, including, without limitation, those related to product liability, intellectual property, Internet content, privacy, safety and health and employment matters. Litigation is expensive and time consuming regardless of the merits of the claim and could divert management's attention from our business. We cannot predict the outcome of any litigation. Some lawsuits, claims or proceedings may be disposed of unfavorably to us, and we may incur significant costs defending ourselves.

   We may not be able to compete effectively if we are not able to protect our intellectual property.

   We rely on a combination of trademark, trade secret, patent and copyright law and contractual restrictions to protect our intellectual property. E-MACHINES is our registered trademark in the United States. We have also applied to register several trademarks including eMachines and the "E" logo in the United States. We have also applied to register marks in the European Community, the United Kingdom, Argentina, Brazil, Chile, Colombia, Venezuela, Japan, Taiwan, China, Canada and Mexico. The legal protections described above, even if successful, would afford only limited protection. Unauthorized parties may attempt to copy aspects of our products, services, or otherwise attempt to obtain and use our intellectual property. Enforcement of trademark rights against unauthorized use, particularly over the Internet and in other countries, may be impractical or impossible and could generate confusion and diminish the value of the mark. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Any litigation could result in substantial costs and diversion of our resources and could seriously harm our business and operating results. Our inability to protect our intellectual property may harm our business and financial prospects.

   Products that contain, or are rumored to contain, defects could result in significant costs to us, decreased sales of our products, damage to our brand and lawsuits.

   The design and production of PC components is highly complex. Because we do not design or produce our own PC products, we must rely on suppliers and component manufacturers to provide us with high-quality products. If any of our PC products contain defective components, we could experience delays in shipment of these products and increased costs. The design of software is highly complex, and software often contains defects that may be undiscovered for long periods of time. If we or our software suppliers who have bundled their software on our computers are not successful in designing this software, or if defects in our or our software suppliers' software or in our PC products are discovered after we have shipped the affected software or PC products in volume, we could be harmed in the following ways:

  . upgrades, replacements or recalls could impose substantial costs on us;

  . rumors, false or otherwise, could be circulated by the press and other media, which could cause a decrease in sales of our products and significant damage to our brand; and

  . our PC buyers could file suits against us alleging damages caused by defective products.

   For example, in October 1999, David Packard, on behalf of a putative nationwide class, filed complaints against Hewlett-Packard, Compaq and us in the U.S. District Court for the Eastern District of Texas based on the alleged sale of defective goods. The complaint alleges that a chip in the respective defendants' PC products contains a defect that causes an error to occur when information is written to a floppy disk. For a discussion of these complaints and the risks associated with the lawsuit against us, see the risk factor "We are involved in litigation that may be costly and time-consuming" above.

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

   We have announced an alliance with Microsoft for us to sell an Internet access device, which we began to sell in the fourth quarter of 2000. We have entered into supply and other agreements in connection with this device. The success of this device and other similar devices that we may sell in the future is uncertain and depends on many factors, including, among others:

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

   We cannot assure you that we will be able to enter the Internet access device market successfully or that if we enter the market successfully, our efforts will be met with consumer acceptance.

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

   Currently, there are no widely accepted standards for measuring the effectiveness of Internet advertising. We cannot be certain that such standards will develop to sufficiently support Internet advertising as a significant advertising medium. Advertisers may not accept our or third-party measurements of impressions or click-throughs on Web sites using our services. The effectiveness of Internet advertising depends on the accuracy of information contained in the databases used to target advertisements. We cannot be certain that the information in our databases will be accurate or that advertisers will be willing to have advertisements targeted by any database containing such potential inaccuracies. Actual or perceived ineffectiveness of online advertising in general, or the actual or perceived inaccuracy of measurements or database information in particular, could limit the long-term growth of online advertising.

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

   We first began bundling the eWare desktop client software with our PCs during December 1999 and did not begin production of our first keyboard with Internet hot-keys until January 2000. Given our limited history offering these Internet-based services, evaluating our performance is difficult. Although FreePC had relationships with a large number of advertisers, our business model is significantly different than FreePC's, and many of these advertisers have stopped doing business with us since we have discontinued distributing free computers and providing free Internet access service. You should consider the uncertainties that we may encounter as we develop our Internet business in this rapidly evolving market, such as:

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

  . our unproven and evolving business model, which may not prove to be attractive to Internet partners; and

  . our need to expand significantly our internal resources to support growth of our product and service offerings.

   If we cannot successfully address these issues, we will be unable to expand our Internet business, compete effectively or achieve profitability in the Internet segment of our business.

   Our Internet-based revenues will suffer if consumers do not use the hot-keys, desktop client software and other Internet-related services that we provide them.

   We expect to generate future revenues from sources such as Internet advertising, sponsorships, e-commerce and Internet application services. The success of our Internet operations depends upon the use by our consumers of the hot-keys on our keyboards and our desktop client software to reach selected advertisers' Web sites. Many of our potential consumers have never purchased Internet access service, used the Internet, e-mail or other Internet-based applications or engaged in e-commerce transactions. Potential users must use our desktop client software and hot-keys as part of their Internet and e-commerce experience for us to receive recurring Internet revenues. Because these keys and the menu bar have only been operational for a limited period of time and because they are new methods of accessing Web sites and Internet-based services, whether enough users of our PCs will use these features to create a sufficiently large audience to attract advertisers is uncertain. Use of the hot-keys and our desktop client software depends on the appeal to our consumers of the linked Web sites. Some of our current and future advertisers may not want to do business with us if our Internet-based services do not prove to be effective for them. We rely on market research to determine the categories of products and services in which consumers are likely to be interested. Should our reliance on this research prove to be misguided, we may fail to select relevant categories of interest to consumers or fail to adequately provide links to superior content within these categories. In addition, we have no control over the experience that our consumers have while visiting these Web sites. Consumers who are not satisfied with their experience may decide not to use our hot-keys or desktop client software. Should this occur, our ability to generate advertising revenue will be significantly harmed.

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

   Our future success depends, in part, on our ability to sell Internet access services to our PC buyers. The PC industry and the Internet industry are currently evolving and converging. We believe that this convergence will result in the PC becoming the Internet appliance that attracts consumers to enter into multi-year Internet access service contracts. In addition, since we receive bounty payments and other revenues from America Online depending on the service our PC buyers choose, our business would be harmed if the reputation of America Online or the popularity of America Online's AOL Classic or CompuServe 2000 suffer and a significant number of buyers do not also purchase Internet access service from America Online. If Internet access services fees decline significantly or become free, an ISP rebate program would be unattractive to consumers and our revenues and profits would be reduced.

   Our future growth depends on the continued use of the Internet.

   We believe a significant number of our PC buyers are purchasing our products and services as a means of connecting to the Internet. As a result, our success substantially depends upon continued growth in Internet use. The adoption of the Internet medium for commerce and communications generally requires the understanding and acceptance of a new way of purchasing goods and exchanging information. The use and acceptance of the Internet may not increase for a number of other reasons, including the following:

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

   We have developed and are further developing two-way client software as well as other applications that will be bundled with our PCs. Some of our Internet-based services rely on software provided by third parties that is bundled with our PCs. We have no control over the quality of this software. We purchased substantially all of the assets of VXX, Inc. (d.b.a. iWare), developer of the eWare software, on October 31, 2000. Our software and this third-party supplied software may contain undetected errors, defects or bugs. These defects could cause service interruptions that could damage our reputation or increase our product repair costs, prevent us from delivering advertisements, cause us to lose revenue, delay market acceptance of our Internet-based services or divert our development resources, any of which could cause our business to suffer. If these problems cannot be fixed in a timely manner, we may be unable to fulfill our obligations to our advertising customers, which could significantly harm our business.

   Our servers are located at a single site and, in the event of a natural disaster, our client software would not operate.

   We depend on the efficient and uninterrupted operations of our Web servers and other hardware systems. Our Web servers and other hardware systems are located in Sunnyvale, California. Our Web servers and other hardware systems are vulnerable to damage from earthquakes, fire, floods, power loss, telecommunications failures and similar events. If any of these events result in damage to our Web servers or other hardware systems, we may be unable to deliver Internet advertising and other related Internet services for our customers until the damage is repaired. If this occurs, we may lose customers, users of our client software and revenue, and may incur substantial costs in repairing any damage.

   Online security breaches could result in a loss of consumer confidence in e-commerce, which could lessen our ability to implement our business strategy.

   Because many of our advertisers encourage people to use the Internet to purchase goods and services, our business could be seriously harmed if Internet users reduce their use of the Internet because of security concerns. We currently ask consumers to provide us with registration and other information, and we rely on encryption and authentication technology to securely transmit this confidential information. A party that is able to circumvent the security of our server systems could steal proprietary information or cause interruptions in our operations. Our efforts to protect our server systems may not be successful. Any well-publicized compromise of confidential information, whether during the transmission of data or while it is stored on our servers, could damage our reputation, expose us to a risk of loss, litigation or liability, and deter people from using the Internet. Our insurance policies may not be adequate to reimburse us for losses caused by security breaches.

   We could be exposed to liability or increased costs if new case law is decided, or new government regulation is enacted, regarding the Internet.

   The law relating to our Internet business and operations is evolving, and no clear legal precedents have been established. For example, tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in e-commerce, and new state tax regulations may subject us to additional state sales or other taxes. The adoption of any new Internet laws and regulations or the application of existing laws and regulations to the Internet and e-commerce could decrease the demand for our products and services or increase the cost of doing business. The applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. If we were alleged to have violated federal, state or foreign civil or criminal law, even if we could successfully defend such claims, such allegations could occupy significant amounts of management's time, harm our business reputation and negatively affect our operating results and financial condition.

                  Risks Principally Related to Our PC Business

   Because our business depends on outsourcing a substantial portion of our PC operations, if we were unable to do so in the future, we could incur significantly higher costs which would reduce our revenues and our profits.

   Historically, we have had relatively low manufacturing and operating costs because we outsource most of our operating and manufacturing functions, including system assembly, warehouse labor, distribution, research, product design, warranty services, rebate services and customer support. We have had relatively low distribution costs because we distribute our products primarily through a limited number of large retailers. We may not be successful in managing our relationships with any of these third parties, and if existing third-party suppliers cannot provide these services at commercially reasonable prices, or at all, and we are not able to find suitable alternative suppliers, our business would be significantly harmed. For example, we recently transitioned our customer support functions to a new vendor. If we cannot successfully transition these operations, or if the new vendor cannot provide the level of service we require, our business may be harmed. Moreover, we may not be able to monitor or control effectively the quality of the PCs and monitors manufactured by our suppliers. Low-quality products, poor customer service, or similar inadequacies may harm our brand name, which would reduce our revenues and profits.

   Because we currently depend solely on one manufacturer for our PCs and one manufacturer for our monitors, if supply is reduced or discontinued, our growth rate would decline which would harm our business and financial results.

   TriGem Computer currently manufactures all of our PCs pursuant to a supply agreement. We currently purchase all of our monitors from a different manufacturer pursuant to a supply agreement. We have no obligation to order, take minimum delivery or purchase products at pre-negotiated prices from TriGem Computer or our monitor manufacturer. Our suppliers are currently operating below full capacity, but may operate at full capacity in the future. In order to meet anticipated demand for our products and the products of other customers, TriGem Computer currently utilizes an outsourcing manufacturing contractor in Xiamen, China, to manufacture some of our low priced PC models and its wholly owned facility, in Shenyang, China, to manufacture our other PCs. Both facilities are final-assembly plants with production capacity of approximately 250,000 PC units per month. TriGem anticipates opening an additional factory in Korea later this year, with expected additional capacity of approximately 200,000 PC units per month. Under the terms of our supply agreements, TriGem Computer and our monitor manufacturer have agreed to reserve a portion of their manufacturing capacity at their facilities to meet our supply requirements. Some of the terms of our supply agreements with TriGem Computer and our monitor manufacturer are subject to periodic adjustment and there can be no assurance that renegotiation of those terms will be favorable to us or that such renegotiation will not have a negative impact on our results of operations. TriGem Computer and our monitor manufacturer provide other vendors with PCs and monitors. As a result, we may not benefit from any increased production capacity. If we are unable to obtain a sufficient supply of PCs or monitors to meet the demand for our products, our growth rate would decline, which could reduce our sales, revenue and market share.

   In the future, we plan to establish supply relationships with other PC and monitor manufacturers. We recently entered into a supply agreement for the manufacture of our Internet access device and a supply agreement for the manufacture of our monitors. There can be no assurances that we will be able to enter into supply or other agreements on terms acceptable to us with other manufacturers to provide us with PCs and monitors.

   Our suppliers depend on a limited number of key suppliers for microprocessors and other components used in our products.

   Our suppliers generally use standard parts and components available from a number of vendors. However, our suppliers are dependent on Intel Corporation and Advanced Micro Devices, Inc. for their supply of microprocessors. If our suppliers are unable to obtain sufficient quantities of microprocessors from Intel or Advanced Micro Devices, or if these companies stop producing microprocessors that meet our needs, our suppliers could experience increases in component costs or delays in product shipments that would significantly harm our business. Even where multiple vendors are available, our suppliers' strategy has been to concentrate purchases from a single source to obtain favorable pricing. Our profit margins may decline and our business would be significantly harmed if supply shortages led to price increases or production delays for our products.

   Because average selling prices of PCs decline rapidly, if we fail to properly manage our inventory, we may be unable to meet consumer demand or we could have excess inventories.

   The average selling prices of PCs are subject to rapid declines. To address the problems created by excess inventory in the face of rapid price decreases, PC vendors must carefully manage their inventory. Additionally, due to our narrow margins, we must manage our inventory more efficiently than traditional PC vendors. From time to time in the past, our inventory has been limited by the capacity of our manufacturers and may be limited in the future. We may be unsuccessful in managing the supply of our PCs and monitors to meet demand in the future. Our business is dependent on our ability to quickly sell our PC products through the retail channel. We must carefully monitor market demand for, and supply of, our products in an effort to match supply to consumer demand. If we overestimate the supply needed to meet consumer demand, we could have excess inventory and may need to liquidate such inventory, either of which could have a material impact on our financial results. For example, due to adverse market conditions in the second quarter of 2000, we determined that the cost of certain of our inventory was in excess of market value and wrote down this inventory by $21.6 million. Conversely, if we underestimate needed supply or otherwise maintain too little inventory, we may not be able to react quickly to sudden increases in market demand for a given product.

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

  . the ability of our international suppliers to timely deliver products to us and to Dixons, which could be affected by, among other things, adverse weather conditions and shortages of containers;

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

   Most major PC vendors have begun to offer Internet access services. Some PC vendors are trying to increase their sales of higher-priced PCs by offering additional services, such as free Internet access for a limited period of time. In addition, other PC vendors are adopting programs similar to ours that rebate a portion of the purchase price of PCs in exchange for entering into multi-year Internet access service contracts. There are relatively few barriers preventing competitors from entering this market. As a result, new market entrants pose a threat to our business. We do not own any patented technology that precludes or inhibits competitors from entering the low-priced PC market. Existing or future competitors may develop or offer products or services that are comparable or superior to ours at a lower price, which could erode our competitive position. For example, in the last quarter of 1999 one retailer began offering its own branded, low-priced PCs in conjunction with Internet access service from America Online. Our PC and monitor suppliers have only limited obligations to meet our demand for products and can divert some or all of their output to others, including our competitors, or sell directly to the retail channel. If any of these events were to occur, our market share could be reduced unless we were able to successfully compete with these parties and source high quality PCs and monitors from other low-cost manufacturers.

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

   We are required to obtain licenses from software providers in order to market and sell our products and services. We currently pre-install Windows Millennium and Microsoft Works on our PCs pursuant to a license with Microsoft. However, if we are unable to maintain these licenses, or obtain the necessary licenses in the future, we may be forced to market products without these technological features or software. We may also be forced to discontinue sales of our products that incorporate allegedly protected technology for which we have no license or defend legal actions taken against us relating to our use of the allegedly protected technology. Our inability to obtain licenses on competitive terms necessary to sell our PCs at a profit would significantly harm our financial results.

   Because we depend on a limited number of large retailers for a significant portion of our revenues, the loss of any of these retailers could significantly harm our financial results.

   We depend substantially on retailers to sell our PCs and monitors. Since inception, we have derived a significant portion of our gross revenues from sales of our PCs and monitors to a limited number of large retailers. For the nine months ended September 30, 2000, approximately 56.8% of our gross revenues were from sales of PCs and monitors to Best Buy, Office Depot, and Circuit City, our three largest retail customers. We expect to continue to derive a large percentage of our gross revenues from sales of PCs and monitors to a limited number of leading retailers. However, our retail customers are not contractually committed to future purchases of our products and could discontinue carrying our products at any time. In addition, we compete with an increasing number of companies for access to limited shelf space with these retailers. Generally, these retailers limit the number of PC brands they carry and may stop carrying our PCs at any time. Any significant disruption of our relationship with any of our major retailers, any significant reduction in purchases by them or any significant delays in payments by them, could affect our ability to generate revenues or results of operations.

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

   Our expansion into international markets or our alliance with Dixons may not prove to be successful. An important element of our strategy is to expand our operations into international markets. To this effect, we entered into an alliance with Dixons, a European consumer electronics retailer, during the second quarter of 2000. International sales through our relationship with Dixons began in the third quarter of 2000 and are expected to account for an increasing percentage of our revenues over the foreseeable future. We have no experience in marketing, selling and distributing our services internationally. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in managing foreign operations, longer payment cycles, problems in collecting accounts receivable and potentially adverse tax consequences.

   Because our international sales are made through an alliance with Dixons, such sales will depend on Dixons' ability to distribute and market our products and our ability to manage our relationship with Dixons. This strategic alliance will not be considered a success if it does not generate a significant amount of PC sales in Europe and does not expand our business internationally. Moreover, this relationship may adversely affect our ability to enter into agreements with other potential distributors in Europe. Finally, if we become dependent on Dixons for distribution of our products in Europe and, if our relationship with Dixons terminates, we may not be able to find distributors to replace Dixons in those markets. To the extent that we are unable to expand international sales in a timely and cost-effective manner, our business could be harmed and we cannot assure you that we will be able to expand internationally. Further, our international expansion will depend, in part, on the acceptance of the Internet abroad.

   Because our international sales are expected to be denominated in U.S. dollars, the strengthening of the U.S. dollar relative to the currencies of other countries into which we sell our products and services could make our products and services relatively more expensive, thereby decreasing the price-competitiveness of our products and services.

                       Risks Related to Our Common Stock

   Our principal stockholders can exercise a controlling influence over our business and affairs.

   Our four principal stockholders, TriGem Corporation, Korea Data Systems America, Stephen A. Dukker and Bill Gross and his affiliated entities, beneficially owned approximately 58% of our common stock as of September 30, 2000. If these stockholders acted or voted together, they would have the power to elect our directors and to exercise a controlling influence over our business and affairs. In addition, this concentration of ownership could prevent a change in control that might otherwise be beneficial to our stockholders.

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

   Our stock price may be volatile.

   The market price for our common stock has been and may continue to be highly volatile and subject to wide fluctuations in response to factors including those set forth in the items under "Risks That Could Affect Our Financial Condition and Results of Operations." An active public market for our common stock may not develop or be sustained. The stock markets in general, and The Nasdaq National Stock Market and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may seriously impact the market price of our common stock, regardless of our actual operating performance.

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

   We generally limit our investments to short-term, highly rated, fixed income facilities such as repurchase agreements collateralized by government securities and A-1/P-1 commercial paper. We intend to maintain our current investment policy, which is designed to preserve principal while at the same time maximizing the after-tax income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we generally intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. However, we may, when and if the opportunity arises, acquire or invest in complementary businesses, products and technologies. Such investments may be illiquid for an indefinite period of time, or otherwise subject to greater risk than that allowed for our remaining cash assets. In addition, as of September 30, 2000 we had investments totaling $5.75 million in foreign securities, which are included in other assets in our financial statements. To the extent any of our investments are in foreign securities, we may be subject to foreign currency exchange rate risks.

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

   During the quarter ended September 30, 2000, following the exercise of options to purchase shares of common stock that had been granted under our 1998 Stock Plan, the FreePC 1999 Stock Plan and the Guide.com 1998 Stock Option Plan by 13 employees and consultants, we issued an aggregate of 159,981 shares of common stock for an aggregate purchase price of approximately $69,576. All of such sales of common stock were made in transactions exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

   On April 25, 2000, our Board of Directors approved the issuance of 550,000 unregistered shares of our common stock to Alorica, Inc., in connection with our investment in and relationship with Alorica. We issued the 550,000 shares of our common stock as of August 1, 2000.

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

   3.2     Amended and Restated Bylaws (incorporated by reference to Exhibit
           3.4 to the S-1 Registration Statement)

   27.1    Financial Data Schedule

B. Reports on Form 8-K

  . Report on Form 8-K filed on October 30, 2000.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          eMachines, Inc.

Dated: November 14, 2000
                                          By:  /s/ Corinne T. Bertrand
                                            -----------------------------------
                                                   Corinne T. Bertrand
                                           Vice President, Finance and Acting
                                                        Treasurer
                                           (Principal Financial and Accounting
                                                        Officer)

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