Form 10-K
period 2000-12-30
EMACHINES INC /DE/
filed 2001-03-30
CIK 1090710

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 30, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from            to

                        Commission File Number 000-29715

                               ----------------

                                eMACHINES, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                               943311182
    (State or other jurisdiction of     (I.R.S. Employer Identification Number)
     incorporation or organization)

 14350 Myford Road, Suite 100, Irvine,                   92606
               California                              (Zip code)
    (Address of principal executive
                offices)

       Registrant's telephone number, including area code: (714) 481-2828

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, par value $0.0000125 per share

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the common stock held by non-affiliates of the registrant based upon the closing price of the registrant's common stock on March 27, 2001 of $0.3125 per share was approximately $16,315,435. Shares of common stock held by each executive officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   The registrant had 145,477,758 shares of common stock outstanding on March 27, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant's definitive proxy statement for the annual meeting of stockholders to be held in June 2001, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
 PART I..................................................................   2

    ITEM  1.  BUSINESS..................................................    2
    ITEM  2.  PROPERTIES................................................   20
    ITEM  3.  LEGAL PROCEEDINGS.........................................   20
    ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......   20

 PART II.................................................................  21

    ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.......................................   21
    ITEM  6.  SELECTED FINANCIAL DATA...................................   22
    ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.......................   23
    ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
              RISK......................................................   30
    ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............   31
    ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.......................   54

 PART III................................................................  54

 PART IV.................................................................  55

    ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
              FORM 8-K..................................................   55

                                     PART I

                           FORWARD-LOOKING STATEMENTS

   Statements in this report that relate to future results and events are based on our current expectations, estimates and projections about our industry and business. Words such as "anticipate," "expect," "intend," "plan," "believe," "may," "will" or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Business--Risks That Could Affect Our Financial Condition and Results of Operations" in this report discusses factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the Securities and Exchange Commission, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

ITEM 1. BUSINESS

General Overview

   eMachines, Inc. We sell high-quality, low-priced personal computers, or PCs, that include Internet offerings. Since our first PC shipment in November 1998, we have sold over 3.7 million PCs. In January 2000, we acquired FreePC, Inc., a provider of PC-based Internet advertising services and software. Because of the slowdown in the Internet advertising market, we have refocused our efforts away from Internet advertising to selling high-quality, low-priced PCs. Although we have relied on a small number of retailers for substantially all of our PC sales, we intend to begin selling PCs directly to consumers to complement our retail sales. In March 2000, we successfully completed the initial public offering of our common stock generating net proceeds to us of approximately $165.0 million. In the third quarter of 2000, we began selling PCs in the United Kingdom through our alliance with Dixons, a prominent European retailer.

   We were incorporated in Delaware in September 1998 by our founding stockholders, Stephen A. Dukker, TriGem Corporation and Korea Data Systems America. In April 2000, TriGem Corporation, a U.S. subsidiary of TriGem Computer, merged with TriGem America Corporation, another U.S. subsidiary of TriGem Computer, with TriGem America being the surviving corporation. The discussion in this Form 10-K of our relationships with TriGem Corporation and TriGem America reflects the merger. TriGem Computer is the Korea-based manufacturer of all of our current PC offerings. Korea Data Systems America is a wholly-owned U.S. subsidiary of Korea Data Systems Co., Ltd., the Korea-based company that historically manufactured our eOne PCs, eSlate notebook PCs and our monitors. We currently purchase our monitors from a different manufacturer.

   Our common stock is listed on the Nasdaq National Market under the symbol, EEEE. On March 21, 2001, Nasdaq advised us that our common stock would be delisted because the trading price of our common stock failed to satisfy the Nasdaq National Market's $1 minimum bid price requirement. We have appealed the delisting and expect the delisting to be stayed pending the outcome of the appeal. The appeal will be heard at a hearing on May 10, 2001.

   Products and Services. We sell high-quality, low-priced PCs and monitors. Our PCs have retail prices ranging from $399 to $1,099. We also offer integrated computing and Internet access services through our relationship with America Online and our own Internet access service. We provide Internet advertisers with an opportunity to advertise on our PCs.

   Manufacturing and Support Services. We outsource the design and manufacturing of our PCs and monitors as well as customer service and technical support, warehouse staffing, inspection, repair and repackaging of returned PCs, and administration of our rebate program to third parties. As a result, we have a relatively small internal organization that consisted of 134 employees at March 1, 2001. Our hardware outsourcing strategy enables us to minimize capital investment and maintain a low product cost structure. During the second quarter of 2000, we began using Alorica, Inc., as our new customer service and technical support provider. We plan to continue to establish supply relationships with other PC and monitor manufacturers to reduce our dependence on our current suppliers.

   Revenues. We have derived most of our revenues from sales of PCs and monitors to a limited number of large retailers. For the fiscal year ended December 30, 2000, approximately 57% of our gross revenues were from sales of PCs and monitors to our three largest retail customers, Best Buy, Circuit City and Office Depot. We expect to continue to derive a significant percentage of our gross revenues from sales of PCs and monitors to a limited number of leading retailers. Internet revenues are not expected to account for a significant portion of our gross revenues in the future because we are refocusing away from generating Internet advertising revenues to selling high-quality low-cost PCs.

Recent Developments

   On March 21, 2001, Nasdaq advised us that it had decided to delist our common stock from The Nasdaq National Market because of our failure to comply with Nasdaq's $1 minimum bid price requirement. We have requested an appeal of the delisting decision before a Nasdaq listing qualifications panel, and we expect that our common stock will continue to be listed on The Nasdaq National Market pending the outcome of the appeal. The hearing date for the appeal is May 10, 2001. If our appeal is denied, we will not be notified until the delisting has become effective.

   In March 2001, we announced a major initiative for streamlining our operations in order to focus on our primary business of selling high-quality, low-priced PCs. As part of this restructuring plan, we will reduce our exposure to the declining Internet advertising market by eliminating resources dedicated to our Internet products, such as eWare(TM), eKeys(TM) and pop-up advertising, and focusing on more profitable Internet service provider (ISP) products. We expect to take a restructuring charge of approximately $3.7 million in the first quarter of 2001. Included in the charge will be costs associated with staff reductions in our Internet business unit covering approximately 16% of our total workforce, and the closure of our sales and development facilities in San Francisco and Scotts Valley, California and New York City. These actions are expected to result in a net savings of approximately $2.8 million for 2001, after taking into account an associated reduction in revenue of approximately $1.6 million.

The eMachines Strategy

   We plan to use our strong relationship with consumers and key retailers, as well as enter the direct sales channel, to increase PC sales. Our strategy includes the following core elements:

   Increase penetration of the consumer market. We intend to increase our market share by continuing to offer low-priced, high-quality PCs, which we expect will be purchased primarily by families, first-time PC buyers and seniors. We plan to expand our penetration of the retail space by continuing to work with retailers, America Online and other Internet service providers, or ISPs, to continue programs designed to significantly reduce the effective, up-front price of our PCs to consumers when they subscribe to Internet access services. Our PC business model allows us to offer high-quality, low-priced PCs by outsourcing to established industry providers most of our major operating and manufacturing functions including system assembly, warehouse labor, distribution, research and development, product design, warranty and customer support. Although we intend to begin selling PCs directly to consumers, we intend to maintain low PC distribution, sales, marketing and administrative costs by continuing to distribute and advertise our PC products primarily through a limited number of large retailers.

   Leverage the retail channel. We intend to continue to strengthen our strategic relationships with leading retailers to capture and retain prime shelf space. We believe that by distributing our products through retailers, we can continue to build our brand at a relatively low cost to us, thereby efficiently reaching millions of potential PC buyers. For the fiscal year ended December 30, 2000, sales of PCs and monitors to our three largest retail customers, Best Buy, Circuit City and Office Depot, accounted for approximately 57% of our gross revenues. We will continue to sell our products through leading retailers to benefit from their marketing campaigns that feature our products. We believe our products are attractive to leading retailers because our low-priced, high-quality PCs help to increase sales volumes that, in turn, provide significant profit opportunities to retailers.

   Expand Our International Sales. We have expanded internationally through our strategic alliance with Dixons Group, a prominent retailer in Europe. This alliance has increased our market share in the United Kingdom and we expect to sell PCs in other European countries through this alliance. Over the next few years, we intend to focus on our strong position in North America while expanding further into other international markets. International sales are expected to account for an increasing percentage of our revenues in the foreseeable future.

   Enter the Direct Sales Channel. We intend to begin testing a number of methods for selling PCs and PC components and accessories directly to consumers, including through infomercials and our web site. By selling directly to consumers, we believe that we can attract customers who prefer this method of purchasing and who are looking for convenient options for financing a PC purchase. Direct sales will enable us to develop and maintain a customer database to assist us in shaping future products and post-sale PC service and support programs for customers. The direct sales approach should enable us to bring products incorporating new technologies to our customers faster and at competitive prices.

Products and Services

   PC and monitor products. We offer PCs at retail prices ranging from $399 to $1,099. Each Internet-ready PC comes with pre-installed software, including Microsoft Windows, selected applications, our own desktop client and other utilities. We update our PC configurations when appropriate to accommodate the introduction of new components and sub-systems that we believe our PC buyers will find attractive. We also offer 15-inch and 17-inch monitors.

   Internet access services. We offer consumers a variety of Internet access options, including AOL Classic, CompuServe 2000, and our e-machines.net service--all pre-installed for easy activation.

   America Online. In June 1999, we entered into a marketing agreement with America Online under which it provides $400 rebates to our PC buyers to significantly reduce the net effective price of our PCs. To obtain an America Online rebate, our PC buyers must enter into an agreement with America Online to subscribe to America Online's CompuServe Internet access service over a predetermined period of time for a stated monthly fee. America Online plans to discontinue these rebates by the end of June 2001. The marketing agreement also provides that we will include America Online's software on our PCs. America Online will pay us recurring revenue or a one-time fee depending on which service or plan a PC buyer elects.

   e-machines.net. The vast majority of our consumers either have pre-established Internet service provider relationships or have purchased their PC in conjunction with an ISP rebate offer from America Online, MSN or Prodigy. To meet the needs of the remaining consumers, we offer our private-label Internet access service, e-machines.net.

   Keyboard and desktop client software offerings. Using a combination of proprietary and licensed technology, we have developed Internet aides that allow consumers to reach selected Web sites through one-touch access keys on our keyboards and desktop client software programs. Our advertising options include keyboard keys, icons, preloaded software, coupons, desktop banner advertising, and targeted and pop-up e-mails, many of which we plan to discontinue in the near future.

Research, Development and Technology

   We do not maintain a research and development group. We work closely with TriGem Computer to evaluate the latest developments in PC-related technology and to quickly introduce new products and new product features to the market.

Intellectual Property Rights

   Our success and ability to compete depend upon our technology and intellectual property. Although we rely on copyright, trade secret and trademark law to protect our technology and intellectual property, we believe that factors such as the technological and creative skills of our personnel, new products and services and frequent service enhancements are more essential to establishing and maintaining an intellectual property leadership position. We have applied to register several trademarks in the United States, including "eMachines," the "e" logo, "eBoard," "eMonster," "eView," "eTower" and "eDestrian." We have filed for trademark protection for the mark "eMachines" and our "e" logo in the European Community, the United Kingdom, Japan, Taiwan, China, Canada, Brazil and Mexico, among other countries.

   We generally enter into confidentiality agreements with our employees and consultants. Our confidentiality agreements generally require our employees and consultants to hold in confidence and not disclose any of our proprietary information. Despite our efforts to protect our proprietary information, unauthorized parties may attempt to obtain and use our proprietary information. Policing unauthorized use of our proprietary information is difficult, and the steps we have taken might not prevent misappropriation, particularly in foreign countries where the laws may not protect our proprietary rights as fully as do the laws of the United States.

   We collect and use data derived from users of our PCs. This data is intended to be used for advertisement targeting and for predicting advertisement performance. Although we believe that we have the right to use such data, trade secret, copyright or other protection may not be available for such information or others may claim rights to such information. Use of this data creates the potential for claims to be made against us. Such claims could be based on copyright or trademark infringement, invasion of privacy or other legal theories. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed.

PC Sourcing, Distribution and Customer Service

   Sourcing. We outsource the manufacturing of all of our PCs and monitors. TriGem Computer currently manufactures all of our PCs. During fiscal year 2000, Korea Data Systems Co. manufactured our eOne PCs, eSlate notebook computers, and, together with the Taiwanese manufacturer Jean Company, a majority of our monitors. We now purchase all of our monitors from a different manufacturer and use Korea Data Systems Co. as an alternative supplier.

   Our suppliers are currently operating below full capacity, but may operate at full capacity in the future. To meet anticipated demand for our products and the products of other customers, TriGem Computer uses a third-party contractor in Xiamen, China, to manufacture some of our low-priced PC models and its wholly-owned facility, in Shenyang, China, to manufacture our other PCs. Both facilities are final-assembly plants with production capacity of approximately 250,000 PCs per month. TriGem Computer opened an additional factory in Korea in December 2000, with expected additional capacity of approximately 200,000 PCs per month.

   Under our supply agreement, TriGem Computer has agreed to reserve a portion of its manufacturing capacity at its facilities to meet our supply requirements. We have no long-term obligation to order, take minimum delivery or purchase at a pre-negotiated price from TriGem Computer under the supply agreement. Some of the terms of our supply agreement with TriGem Computer are subject to periodic adjustment. We are currently renegotiating the warranty and return policy with TriGem Computer for our PCs. We cannot assure you that renegotiation of those terms will be favorable to us or that such renegotiation will not have a negative impact on our results of operations.

   Under our supply agreement with TriGem Computer, we pay TriGem Computer for its supply on a "cost plus" basis, which price is adjusted monthly based upon TriGem Computer's then current costs. Under the agreement, we place requisitions and purchase orders each month. TriGem Computer is obligated to meet such purchase orders based on the projections we provide to TriGem Computer in our annual plan. Unless we place requisitions and purchase orders with TriGem Computer, we have no obligation to purchase products from TriGem Computer. TriGem Computer has provided several warranties to us, including that all of its products will be free from defects in design, material and workmanship. The term of the agreement is for two years, and automatically renews for one-year periods, unless either party provides written notice of its intent to terminate 180 days prior to the end of the initial term or any subsequent term.

   Distribution. We take possession of all manufactured goods at the origin port of loading. We transport the goods from Asia to our distribution center in Irvine. Our main distribution facility has over 114,500 square feet of warehouse space available for shipping and receiving. We use two facilities at other locations during peak periods to maximize overall productivity at the main distribution facility. At March 1, 2001, the distribution center was staffed with 17 full-time employees and approximately 21 temporary employees. The distribution center staff is responsible for planning and managing inbound and outbound shipments, special handling of inventory, inventory control, verification of defective returns and refurbishment coordination with TriGem America. Special handling services include product bundling, labeling, palletization, re-packaging, and parts distribution.

   Customer Service. To maintain low costs, we outsource substantially all technical support related to our PCs and our Internet access service to Alorica, a leading supplier of technical support outsourcing services. In 2000 we entered into a series of agreements with Alorica, including a support agreement and securities purchase agreement. Under the terms of the securities purchase agreement, we sold 550,000 shares of our common stock to Alorica in exchange for 550,000 shares of its Series A convertible preferred stock, 1,639,000 shares of its Series B convertible preferred stock and warrants to purchase up to 550,000 shares of its common stock. Under the support agreement, Alorica provides our customers with support services, such as product registration, technical support and other related services consistent with our warranties and policies. We offer telephone and online technical support services to PC customers free for 15 days after the first call from our PC buyer seeking assistance. We believe that buyers of our PCs require the most assistance during the first two weeks after they begin using their PC. Following that period, PC buyers who require additional support can choose to enter into an extended service contract or pay for technical support on a per-incident basis until the problem is resolved.

   Under our current supply agreement with TriGem Computer, TriGem has agreed to provide us with warranty and refurbishment services. TriGem has warranted that products that it produces are free from defects, and has agreed to repair or replace and return, without cost to us or the customers, all defective products returned within the warranty period, which lasts for fifteen months from the date a product is delivered to us. If the returned products are not defective, TriGem will charge us a service fee. Under the refurbishment provisions of the agreement, we can return to TriGem all products that our retailers return to us. If the returned products are defective, TriGem will provide us with a full credit. TriGem will charge us a fee for each returned product that is found not to be defective. We are currently in the process of renegotiating the warranty and return policy with TriGem for our PCs.

Sales and Marketing

   Our PC sales and marketing strategy is focused on selling our products and services through leading retailers. In recent years, retailers have attracted fewer PC buyers as a result of the availability of custom configured systems at substantially lower prices from direct vendors such as Dell and Gateway. We believe that the introduction of sub-$600 PCs has increased the number of first-time PC buyers, many of whom viewed high prices as a barrier to PC ownership. Our strategy of selling through leading retailers has enabled us to benefit from their sales and marketing efforts. As a result, we have been able to establish our brand while maintaining a relatively small sales and marketing organization. At March 1, 2001, our PC sales and marketing group consisted of 19 employees.

   We expect to begin selling our PCs directly to consumers by the end of June 2001. By selling directly to consumers through infomercials and our web site, we believe that we can attract consumers who prefer this method of purchasing and that we can offer convenient financing alternatives. We believe that lower income households may be more likely to purchase our PCs directly because of the financing programs that we expect to offer.

   Our Internet advertiser sales and marketing personnel, some of whom we acquired as a result of the FreePC acquisition, focus their attention on attracting top brand advertisers. These advertisers purchased keyboard buttons and other sponsorships along with on screen advertisements and periodic e-mail offers. We plan to continue marketing Internet access services.

Competition

   The market for PCs is intensely competitive, evolving and subject to rapid technological change. We compete for consumers, directly or indirectly, with companies such as Apple, Compaq, Dell, Gateway, Hewlett-Packard and IBM. The primary competitive factors determining success in the PC market include price, quality, brand recognition and distribution. We expect pricing pressures in the PC market to continue, particularly as a result of the introduction of a variety of product rebate programs that include Internet access with the purchase of a PC. Traditional PC vendors may reduce their prices to compete with us at our price points or offer additional services. There are relatively few barriers preventing our competitors from capitalizing on the convergence of the PC and Internet markets. As a result, new integrated computing and Internet services offerings pose a threat to our business.

   The Internet access services market is also highly competitive. We expect competition in this market to increase significantly. In addition to offering our own Internet access service, we actively support America Online's sales of its Internet access services, from which we receive registration bounties and/or ongoing revenues. Potential competitors in this market include other Internet service providers, national telecommunications companies, regional Bell operating companies, competitive local exchange carriers, online cable services, alternative e-commerce Internet advertising vendors and potential new entrants to the Internet services market such as computer hardware vendors or computer retailers. A shift in market share away from companies with whom we have promotional arrangements could reduce our revenues.

   The Internet advertising market is highly competitive, and we expect competition in this market to remain high, especially due to the recent economic downturn in general and a decrease in Internet advertising in particular.

   Most of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a substantially larger base of existing customers than we do. Many of our competitors have nationally known brands or well-established relationships with businesses and consumers and have extensive knowledge of our industry. Our competitors have established or may establish cooperative relationships among themselves or with third parties to develop improved products for consumers or to combine hardware product and service offerings. The introduction of low-priced PCs by large PC companies combined with their brand strength, extensive distribution channels and financial resources may cause us to lose market share.

Customers and Markets

   We sell our products to leading retailers, catalog and on-line merchandisers in the United States, Canada and the United Kingdom. During fiscal 2000, we primarily sold PCs to the following retail customers:

      American TV                     Dixons                                Office Depot
      BJ's Wholesale Club             Fry's                                 Outpost
      Best Buy                        Future Shop                           PC Mall
      CDW                             Ingram Micro                          QVC
      Circuit City                    Insight                               Sam's Club
      CompUSA                         MicroCenter                           Staples
      Costco Canada                   Micro Warehouse                       WalMart
      Costco Wholesale                Nexcom

   For fiscal 2000, approximately 57% of our gross revenues were from sales of PCs and monitors to our three largest retail customers, Best Buy, Circuit City and Office Depot. During this period, sales to Best Buy represented 28% of our gross revenues, sales to Circuit City represented 19% of gross revenues, and sales to Office Depot represented 10% of gross revenues. This concentration of sales allows us to maintain a low-cost infrastructure while establishing preferred vendor status with large leading retailers. Although we intend to begin selling PCs directly to consumers, we expect to continue to sell the majority of our PCs and monitors to a limited number of large retailers for the foreseeable future.

Risks that Could Affect Our Financial Condition and Results of Operations

   There are many factors that affect our business and the results of our operations, some of which are beyond our control. The following is a description of some of the important factors that may cause the actual results of our operations in future periods to differ from those currently expected or desired.

   Risks Related to Our Business

Because we have operated for a limited period of time and our business is still rapidly changing, there is limited information for us to use to manage our operations and for you to evaluate our business.

   We were incorporated in September 1998 and sold our first PC in November 1998. Most of our revenues have been derived from the sale of PCs and monitors. As a result of changing market conditions, we have shifted our focus away from generating revenues from Internet advertising to selling high quality, low-priced PCs. Our limited operating history makes it difficult for us to accurately identify all of the factors that may affect our business and to plan our operations accordingly. Our limited operating history and our evolving business make it difficult to evaluate or predict our future business prospects.

We have incurred significant losses and expect to incur additional losses.

   We have incurred significant net losses, and at December 30, 2000, we had an accumulated deficit of $233.7 million. We anticipate that decreased consumer demand for PCs and general weakness in retail spending will reduce sales of our PC-products and our revenues in fiscal 2001. Our operating costs have increased significantly as a result of the FreePC acquisition. We have not generated our forecasted revenue from our Internet business, and we have de-emphasized generating revenues from that business. During the fourth quarter of 2000, we re-evaluated the carrying value of the intangible assets associated with our fiscal 2000 acquisition of FreePC, Inc., and determined that the estimated fair value of the intangible assets was less than the amount that we had recorded. We reduced our estimates of the intangible assets' fair value because of our reduced expectations for our Internet business and significant declines in the values of Internet companies during the fourth quarter of 2000. We recorded intangible asset impairment charges of $88.5 million for the fiscal year ended December 30, 2000, including $85.8 million in the fourth quarter of 2000, because our revised estimated fair value of the assets was less than their carrying value.

Our quarterly operating results are subject to fluctuations and seasonality that make it difficult to predict our future performance.

   We expect our quarterly operating results to fluctuate significantly. Because our PC business generates low operating margins, slight variations in the prices of our PCs, component or manufacturing costs or operating costs could significantly affect our future operating results. Other factors that could affect our quarterly operating results include:

  . changes in consumer acceptance of and demand for PCs;

  . our ability or our suppliers' ability to effectively develop and support new PC models;

  . reductions in the prices of PC products through discounts and rebates, and new product introductions by us or our competitors to stimulate sales;

  . fluctuations in the amount of, and the number of our PC buyers claiming, product rebates;

  . popularity of the PCs and monitors we sell, and changes in our mix of products;

  . changes in the dollar amount of ISP rebates we offer;

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

  . increased operating expenses resulting from our acquisition of FreePC;

  . our ability to adequately reserve for price protection credits to retailers, product returns or warranty claims; and

  . our ability to effectively enter new markets, including international markets.

If our operating results in any future quarter do not meet the expectations of securities analysts or investors, the price of our common stock could decline further.

   Seasonal fluctuations may also affect our quarterly operating results. Historically, demand for PCs and PC-related services and consumer retail sales have been significantly stronger in the fourth quarter of each year and weaker in the first and second quarter of each year. We believe that the seasonal impact on our business of these cycles may increase as PCs become more consumer-oriented or entertainment-driven products and e-commerce continues to gain broader acceptance. As a result, we typically expect that net revenues from our PC business may be greater in the fourth quarter and lower in the first and second quarters of each year. Due to a weaker than expected PC market and overall market conditions, these trends have not materialized and we experienced substantially lower sales in the quarter ended December 30, 2000, than expected.

Because we depend on one manufacturer for our PCs, if supply is reduced or discontinued, our sales would be reduced.

   TriGem Computer manufactures all of our PCs under a supply agreement. Under the supply agreement, TriGem Computer has agreed to reserve a portion of its manufacturing capacity at its facilities to meet our supply requirements. TriGem Computer provides other vendors with PCs. As a result, we may not benefit from any increased production capacity or our promised capacity. If we are unable to obtain a sufficient supply of PCs to meet the demand for our products, our sales, revenue and market share would decline.

   Some of the terms of our supply agreement with TriGem Computer are subject to periodic adjustment. We are in the process of renegotiating the warranty and return policies of our supply agreement with TriGem and there is no assurance that renegotiation of those terms will be favorable to us or that such renegotiation will not increase our supply costs and harm our financial performance.

   We plan to establish supply relationships with other PC manufacturers. We cannot assure you that we will be able to obtain PCs from other manufacturers on terms acceptable to us.

Because we depend on a limited number of large retailers for a significant portion of our revenues, the loss of any of these retailers could significantly harm our financial results.

   Since we began selling products, we have derived a significant portion of our gross revenues from sales of our PCs and monitors to a limited number of large retailers. For the fiscal year ended December 30, 2000, approximately 57% of our gross revenues were from sales of PCs and monitors to Best Buy, Circuit City, and Office Depot, our three largest retail customers. We expect to continue to derive a large percentage of our gross revenues from sales of PCs and monitors to a limited number of leading retailers. Our retail customers are not contractually committed to future purchases of our products and could discontinue carrying our products at any time. We compete with an increasing number of companies for access to limited shelf space with these retailers. Generally, these retailers limit the number of PC brands they carry and may stop carrying our PCs at any time. Any significant disruption of our relationship with any of our major retailers, any significant reduction in purchases by them or any significant delays in payments by them, could affect our revenues and results of operations.

If we extend credit to retailers that do not repay us, or that pay late, we may have unexpected losses, which would significantly harm our business.

   We extend credit to our retail customers, which exposes us to credit risk. Most of our outstanding accounts receivable are from a limited number of large retailers. At December 30, 2000, the five highest outstanding accounts receivable balances totaled $79.5 million, representing 83% of our gross accounts receivable, with one customer accounting for $50.0 million, representing 52% of our gross accounts receivable. If we fail to monitor and manage effectively the resulting credit risk and a material portion of our accounts receivable is not paid in a timely manner or becomes uncollectible, our business would be significantly harmed, and we could incur a significant loss associated with any outstanding accounts receivable.

If we lose key personnel or are unable to attract and retain additional personnel when needed, we may not be able to successfully operate our business.

   Our success depends on the skills, experience and performance of our senior management and key personnel, especially that of our President and Chief Executive Officer, Wayne R. Inouye who we hired on March 5, 2001. We must retain our senior management and key personnel and be able to attract and retain additional key personnel when needed. Competition in the PC market for these types of individuals with business and technical expertise is high. All of our senior management and key personnel are at-will employees and may terminate their employment with us at any time without warning. In the second quarter of 2000, several key personnel resigned from the company, including Steven H. Miller, our Chief Financial Officer, and Donald S. LaVigne, our Executive Vice President of Strategy and Business Development and the former CEO of FreePC. Stephen A. Dukker resigned on March 4, 2001 as our President, Chief Executive Officer and a member of our board of directors. We do not maintain "key man" life insurance on any of our employees. If we lose key personnel, especially Mr. Inouye, or if we are not able to attract and retain additional personnel when needed, we may be unable to successfully introduce new products and services or otherwise implement our business strategy.

If we are unable to manage our growth successfully, our business could be significantly harmed.

   Our total number of employees has grown from 10 at December 31, 1998 to 134 at March 1, 2001. Our growth has placed, and will continue to place, a significant strain on our management systems, infrastructure, resources and planning and management processes.

   As we continue to operate, we will need to assimilate new employees, as well as expand, train and manage our workforce. During fiscal 2000, we hired John A. Muskovich, our Executive Vice President and Chief Financial Office, John Dickinson, our Senior Vice President and General Manager of our Internet Division, and Jack Ferry, our Vice President of Operations. We hired Wayne R. Inouye, our President and Chief Executive Officer, on March 5, 2001. In addition to performing their regular duties, these individuals, as well as all new employees, must spend a significant amount of time learning our management systems and our historical business model. Our senior management team has limited experience in the management and administration of a public company. If our senior management team is unable to effectively manage our operations, integrate new employees into our business and work together as a management team, we may be unable to manage our business causing substantial harm to our business.

Because our business depends on outsourcing a substantial portion of our PC operations, if we were unable to do so in the future, we could incur significantly higher costs that would reduce our revenues and negatively impact our operating results.

   Historically, we have had relatively low manufacturing and operating costs because we outsource most of our operating and manufacturing functions, including system assembly, warehouse labor, distribution, research, product design, warranty services, rebate services and customer support. We have had relatively low distribution costs because we distribute our products primarily through a limited number of large retailers. We may not be successful in managing our relationships with any of these third parties, and if existing third-party suppliers cannot provide these services at commercially reasonable prices, or at all, and we are not able to find suitable alternative suppliers, our operating costs will increase significantly. For example, in fiscal 2000, we began using Alorica to provide customer support functions. If Alorica cannot provide the level of service we require, our business may be harmed. Moreover, we may not be able to monitor or control effectively the quality of the PCs and monitors manufactured by our suppliers. Low-quality products, poor customer service, or similar inadequacies may harm our brand name, which would reduce our revenues and negatively impact our operating results.

Because our suppliers depend on a limited number of key suppliers for microprocessors and other components used in our products, our business is subject to supply shortages and sudden price increases.

   Our suppliers depend on a limited number of key suppliers for microprocessors and other components. If our suppliers cannot obtain sufficient quantities of microprocessors or other components from their suppliers or elsewhere, or if their suppliers stop producing microprocessors or other components that meet our needs, our suppliers could experience increases in component costs or delays in product shipments. Even where multiple vendors are available, our suppliers' strategy has been to concentrate purchases from a single source to obtain favorable pricing. Our profit margins may decline and our business would be significantly harmed if supply shortages led to price increases or production delays for our products.

We are subject to risks associated with acquisitions, in general, and with our acquisition of FreePC, in particular.

   In January 2000, we acquired FreePC. We have had difficulty integrating the additional personnel, operations, technology and products of FreePC into our business and have lost a significant portion of the original FreePC staff, including all of FreePC's officers. The acquisition has placed additional burdens on our existing financial and managerial controls and reporting systems and procedures. The acquisition of FreePC was intended to allow us to extend our historical business as a high-quality, low-priced PC provider to include integrated computing and Internet advertising offerings. We have not realized the expected benefits from these offerings and from the acquisition of FreePC. We intend to continue to make investments in complementary companies, products or technologies. If we buy a business, we could have difficulty in integrating that company's personnel and operations. An acquired company's employees, including key personnel, may decide not to work for us. If we make other types of acquisitions, we could have difficulty integrating the acquired technology or products into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. We may increase our debt or dilute our existing stockholders if we issue equity securities to pay for future acquisitions.

If we do not maintain our reputation and expand our name recognition, we may lose customers.

   Developing and maintaining awareness of our "eMachines" brand name is critical to achieving widespread acceptance of our PC offerings. Promotion and enhancement of our brand will depend largely on whether we cost-effectively provide reliable and desired products and services to consumers and advertisers and the effectiveness of our marketing efforts. Currently, retailers are our first points of contact with consumers. If these retailers reduce or cease advertising our products, we may need to increase our own sales and marketing expenses to create and maintain brand awareness among potential consumers. If consumers do not perceive our products to be of high quality, our brand name and reputation could be significantly harmed. The importance of brand recognition will increase as competition in the PC market increases. If we fail to successfully promote our brand name, we may lose PC sales. We may incur significant expenses promoting and maintaining our brand name.

We have limited experience marketing and selling our products internationally. We intend to expand our operations internationally, and our operating results will suffer if we do not generate revenue from international operations that exceeds the cost of establishing and maintaining the operations.

   As part of our efforts to expand our operations into international markets, we entered into an alliance with Dixons, a European consumer electronics retailer, during the second quarter of 2000. International sales through our relationship with Dixons began in the third quarter of 2000 and are expected to account for an increasing percentage of our revenues over the foreseeable future. Because our international sales are made through our alliance with Dixons, they depend on Dixons' ability to distribute and market our products and our ability to manage our relationship with Dixons. Because we have granted Dixons exclusive distribution rights in several European countries, our relationship with Dixons may make establishing relationships with other European distributors more difficult. If we become dependent on Dixons for distribution of our products in Europe and, if our relationship with Dixons ends, we may not be able to find distributors to replace Dixons in those markets. Our strategic alliance with Dixons will not be considered a success if it does not generate a significant amount of PC sales in Europe and does not expand our business internationally. Our international expansion also depends, in part, on the acceptance of the Internet abroad.

   We have limited experience in marketing, selling and distributing our PCs internationally. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in managing foreign operations, longer payment cycles, problems in collecting accounts receivable and potentially adverse tax consequences. Because our international sales are expected to be denominated in U.S. dollars, the strengthening of the U.S. dollar relative to the currencies of other countries into which we sell our products and services could make our products and services relatively more expensive, thereby decreasing the price-competitiveness of our products and services. If we are unable to expand our international sales in a timely and cost-effective manner, our revenues could be reduced.

The international operations of our suppliers of PCs and monitors expose us to currency, trade, regulatory, political and other risks.

   All of our PCs and monitors are manufactured in Korea, China, Taiwan and Malaysia. Our international suppliers' operations, and in turn our operating results, may be affected by:

  . fluctuations in currency values; export duties, import controls and trade barriers;

  . restrictions on the transfer of funds;

  . the ability of our international suppliers to timely deliver products to us and to Dixons, which could be affected by, among other things, adverse weather conditions and shortages of shipping containers;

  . political and economic instability; and

  . compliance with foreign laws.

If we are unable to sell America Online's Internet access services to our PC buyers, our revenues would be reduced and our operating results would be negatively affected.

   Our future success depends, in part, on our ability to sell Internet access services to our PC buyers. The PC industry and the Internet industry are currently evolving and converging. We believe that this convergence will result in the PC becoming the Internet appliance that attracts consumers to enter into multi-year Internet access service contracts. Because we receive bounty payments and other revenues from America Online depending on the service our PC buyers choose, our business would be harmed if the reputation of America Online or the popularity of America Online's AOL Classic or CompuServe 2000 suffer and a significant number of buyers do not also purchase Internet access service from America Online. AOL plans to discontinue the $400 CompuServe rebate that we offer with our PCs by the end of June 2001. Termination of this or other similar rebates that we offer may make consumers less inclined to purchase our PCs, and our revenues may decrease. If Internet access services fees decline significantly or become free, an ISP rebate program would be unattractive to consumers and our revenues would be reduced and our operating results would be negatively affected.

We rely on the availability of rebates offered by Internet service providers to sell our PCs, and if such rebates are discontinued, our sales could decrease.

   To help sell PCs, we rely on the availability of rebates offered by Internet service providers to purchasers of new computers who subscribe for their Internet access services. These rebates reduce the effective price of our PC models, making them more affordable for consumers. If these rebates were discontinued, the effective prices of our PCs would increase, which likely would reduce sales of our PCs. We expect the $400 CompuServe rebate to end in June 2001. A significant decrease in sales of PCs would harm our business.

If we are unable to monitor and manage our product rebate programs, our costs could increase.

   We currently offer product rebates to buyers of our PCs. We use our historical data to assist us in determining the percentage of consumers who will claim these product rebates. At the same time, we must estimate future product rebate redemptions to price our products effectively. If an unexpectedly large number of our PC buyers redeemed the product rebates to which they were entitled, the effective average selling price of our products would be reduced below the level we anticipated and our costs would increase. We rely on a third party over which we have limited control to manage our rebate programs. If rebate claims are not properly handled or if rebates are not paid promptly, our reputation may be harmed and sales of our PCs may decline.

Because we have relied on retailers to sell substantially all of our products, our efforts to develop other methods for selling our products may not be successful.

   We intend to sell our products directly to consumers through the use of infomercials and our website. We do not have experience developing and implementing direct marketing programs. The success of our direct marketing efforts will depend on our ability to establish relationships with third parties who can effectively market our products and fill customer orders for us. Because we must rely on third parties, over which we have limited control, to handle our direct marketing programs, these programs will not be successful if we cannot effectively monitor these third-party services. If we are unable to generate revenue from our direct marketing operations that exceeds the cost of establishing and maintaining these operations, our operating results will suffer.

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

   Packard Bell filed a complaint on October 6, 1999 in the U.S. District Court for the Eastern District of California, alleging patent infringement of Packard Bell patents that it asserts relate to the graphics controller, parallel port controller, and bus interface of our eTower machine. We filed a response in January 2000 disputing infringement and asserting that the patents at issue are invalid. In August 2000, NEC Corp. substituted in as plaintiff in the case. After substitutions the Court granted NEC's motion to amend the complaint in September 2000 to add an additional claim of patent infringement against the now-discontinued eSlate related to a sleep mode feature for laptop computers. We are in the early stages of discovery. As a result, we are currently unable to estimate total expenses, possible loss or range of loss that may be ultimately connected with these allegations. We are indemnified against liability under the terms of our PC supply agreement. We cannot assure you that NEC will not succeed in obtaining monetary damages or an injunction against the production of our PC products. Our defense of the claims could result in significant expenses and diversion of management's attention and other resources. Although we believe our direct financial exposure is limited under our indemnification arrangements, the results of complex litigation of this sort are inherently uncertain and difficult to predict, and we cannot guarantee that the results of this litigation will not significantly harm our business, particularly if the results affect production of our PCs.

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

   In September 2000, Monster Cable Products, Inc., filed a complaint against us in the U.S. District Court for the Northern District of California. The complaint alleges trademark infringement and dilution and unfair competition arising out of our use of the mark "EMONSTER". Monster Cable Products is seeking injunctive relief and monetary damages in excess of $30 million. In November 2000, we answered the complaint by denying all of Monster Cable Products' claims. Although we believe that we have meritorious defenses and intend to defend ourselves vigorously in this action, given the early stage of this litigation and the inherent uncertainty of any litigation, we cannot assure you that our defense will be successful. Our defense of the claims could result in significant expenses and diversion of management's attention and other resources. We cannot guarantee that the results of this litigation will not significantly harm our business. Trial is scheduled for May 2002.

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

Discontinuation of our Internet products may increase our customer service costs.

   In March 2001, we announced a major initiative for streamlining our operations in order to focus on our primary business of selling high-quality, low-priced PCs. As part of this restructuring plan, we will reduce our exposure to the declining Internet advertising market by eliminating resources dedicated to our Internet products, such as eWare(TM), eKeys(TM) and pop-up advertising, and focusing on more profitable ISP products. We cannot predict with certainty what effect discontinuation of these Internet products will have on us, and we may experience increased customer service costs if unexpected technical or other problems that may arise.

Our servers are located at a single site and, if a natural disaster occurs, our client software would not operate.

   We depend on the efficient and uninterrupted operations of our Web servers and other hardware systems. Our Web servers and other hardware systems are located in Sunnyvale, California. Our Web servers and other hardware systems are vulnerable to damage from earthquakes, fire, floods, power loss, telecommunications failures and similar events. If any of these events damage our Web servers or other hardware systems, we may be unable to deliver Internet advertising and other related Internet services for our customers until the damage is repaired. If this occurs, we may lose customers, users of our client software and revenue, and may incur substantial costs in repairing any damage.

   Risks Related to Our Industry

Because average selling prices of PCs decline rapidly, if we fail to properly manage our inventory, we may be unable to meet consumer demand or we could have excess inventories.

   The average selling prices of PCs are subject to rapid declines. To address the problems created by excess inventory in the face of rapid price decreases, PC vendors must carefully manage their inventory. Additionally, due to our narrow margins, we must manage our inventory more efficiently than traditional PC vendors. From time to time in the past, our inventory has been limited by the capacity of our manufacturers and may be limited in the future. Because our business depends on our ability to quickly sell our PC products through the retail channel, we must carefully monitor the demand for, and supply of, our products in an effort to match supply to consumer demand. If we overestimate the supply needed to meet consumer demand, we could have excess inventory and may need to liquidate such inventory, which could harm our operating results. Because of adverse market conditions in the second and fourth quarter of 2000, we determined that the cost of certain of our inventory was in excess of market value and wrote down this inventory by $21.6 million in the second quarter and $7.8 million in the fourth quarter. If we underestimate needed supply or otherwise maintain too little inventory, we may be unable to react quickly to sudden increases in market demand for a given product.

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

If demand for PCs does not continue to grow, we could have excess inventory that could result in write-offs.

   The success of our business depends on continued strong demand for PCs. Although we focus our efforts on selling high-quality, low-priced PC products, we expect consumer demand for more powerful PCs to increase with advances in technology and declines in prices. To meet these demands, we must successfully gauge the level and timing of consumer demand for PCs and plan our inventory accordingly. The PC market is characterized by rapid new product and technology introductions and generally declining prices for existing products. Demand for PCs might be significantly reduced if consumers perceive little technological advantage in new products or believe that the price of a new product is not worth the perceived technical advantage. Further, if consumers view anticipated changes as significant, such as the introduction of a new operating system or microprocessor architecture, overall market demand for PCs may decline because potential consumers may postpone their purchases until release of the new product or in anticipation of lower prices on existing products following the introduction of new models. Reduced demand could result in excessive inventories that could lead to write-offs of some or all of the excess inventories and could take several quarters to correct.

Our success depends on our ability to compete successfully in the PC industry.

   The PC industry is highly competitive and we expect this competition to increase significantly, particularly in the low-priced PC market. We have been able to gain market share by selling high-quality PCs at prices significantly lower than those offered by established PC vendors. We expect pricing pressures in the PC market to continue, particularly as more vendors combine Internet access with the purchase of a PC. In addition, in a generally weak economic environment in which the PC market is adversely affected, the price of PCs is more competitive. We expect this to be the case through at least the first half of 2001. PC vendors may continue to reduce their prices to compete with us at our low price points. Large PC vendors such as Compaq, Gateway, Hewlett-Packard and IBM have significantly greater financial, marketing and technical resources than we do and may decide to accept lower margins or losses on a sustained basis on their low-priced PC sales to regain market share. The introduction of low-priced PCs combined with the brand strength, extensive distribution channels and financial resources of the larger PC vendors may cause us to lose market share.

   There are relatively few barriers preventing competitors from entering our market. As a result, new market entrants pose a threat to our business. We do not own any patented technology that precludes or inhibits competitors from entering the low-priced PC market. Existing or future competitors may develop or offer products or services that are comparable or superior to ours at a lower price, which could erode our competitive position. Most major PC vendors have begun to offer Internet access services. Some PC vendors are trying to increase their sales of higher-priced PCs by offering additional services, such as free Internet access for a limited period of time. In addition, other PC vendors have adopted programs similar to ours that rebate a portion of the purchase price of PCs in exchange for entering into multi-year Internet access service contracts. Our PC and monitor suppliers have only limited obligations to meet our demand for products and can divert some or all of their output to others, including our competitors, or sell directly to the retail channel. If any of these events occurred, our market share could be reduced unless we were able to successfully compete with these parties and obtain high quality PCs and monitors from other low-cost manufacturers.

If we do not regularly introduce new products and services to keep pace with rapid technological change in the PC industry, we may not be competitive and could experience a decline in sales and loss of market share.

   The PC market is characterized by rapid ongoing technological change, changes in user requirements and preferences, frequent new service introductions embodying new processes and technologies and evolving industry standards and practices that could render our existing products and services obsolete. We must regularly introduce new products, including new PC configurations to maintain retailer, consumer and advertiser interest in our products and services. Any new PCs or other products that we introduce may not be successful. The successful introduction of new products or services by our competitors or us may significantly harm the sale of, or gross margins on, our existing products or services. We may not be able to quickly adapt to future changes in the PC industry because we do not maintain a PC research and development group. If we do not have access to new technology, we may be unable to deliver new products or features in a timely and cost-effective manner.

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

Because we have limited experience selling products other than PCs and monitors, our efforts to broaden our product line may not be successful.

   To increase our revenues, we may expand our PC product line or produce other non-PC products, such as Internet access devices. We do not have significant experience developing or selling products other than PCs and monitors. The success of our efforts to broaden our product line will depend on our ability to establish relationships with third parties who can effectively develop, manufacture and market these products and fill customer orders for us. In the fourth quarter of 2000, we began selling an Internet access device through our alliance with Microsoft. This product was not successful, and we have written down our remaining inventory of this product. If we are unable to generate revenue from the sale of new products that exceed the cost of developing and marketing these products, our operating results will suffer.

Products that contain, or are rumored to contain, defects could result in significant costs to us, decreased sales of our products, damage to our brand and lawsuits.

   The design and production of PC components is highly complex. Because we do not design or produce our own PC products, we must rely on suppliers and component manufacturers to provide us with high-quality products. If any of our PC products contain defective components, we could experience delays in shipping these products and increased costs. The design of software is highly complex, and software often contains defects that may be undiscovered for long periods of time. If we or our software suppliers who have bundled their software on our computers are not successful in designing this software, or if defects in our software, PC products or our software suppliers' software are discovered after we have shipped the affected software or PC products in volume, we could be harmed in the following ways:

  . upgrades, replacements or recalls could impose substantial costs on us;

  . rumors, false or otherwise, could be circulated by the press and other media, which could reduce sales of our products and significantly damage our brand; and

  . our PC buyers could sue us for damages caused by defective products.

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

   We believe a significant number of our PC buyers are purchasing our products and services to access the Internet. As a result, our success substantially depends upon continued growth in Internet use. The use and acceptance of the Internet as a medium for commerce and communications may not increase because of:

  . actual or perceived lack of security of information, such as credit card numbers, which are transmitted over the Internet;

  . high cost or lack of availability of access;

  . congestion or traffic or other usage delays on the Internet;

  . inconsistent quality of service;

  . possible outages due to damage to the Internet;

  . uncertainty regarding intellectual property ownership;

  . government regulation of the Internet; and

  . delays, transmission errors and other difficulties caused by capacity constraints.

If the necessary infrastructure, products, services or facilities are not developed to mitigate the effects of these factors, our products and services would be less attractive and our growth would be impaired.

We may not compete effectively if we are unable to protect our intellectual property.

   Monitoring and preventing the unauthorized copying of aspects of our products and use of our intellectual property is difficult. The trademark, trade secret, patent and copyright law and contractual restrictions on which we rely to protect our intellectual property may be of limited value. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Any litigation could result in substantial costs and diversion of our resources and could seriously harm our business and operating results. Our inability to protect our intellectual property may harm our business and financial prospects.

Because we depend on licenses of intellectual property from third parties to produce our PC products, the loss of any of these licenses would significantly harm our financial results.

   We are required to obtain licenses from software providers to market and sell our products and services. We pre-install Microsoft Windows on our PCs. If we are unable to maintain our license with Microsoft, or obtain the necessary licenses in the future, we may be forced to market products without Microsoft Windows. We also may have to discontinue sales of our products that incorporate allegedly protected technology for which we have no license or defend legal actions taken against us relating to our use of the allegedly protected technology. Our inability to obtain licenses on competitive terms necessary to sell our PCs at a profit would significantly harm our financial results.

We could be exposed to liability or increased costs if new case law is decided, or new government regulation is enacted, regarding the Internet.

   The law relating to our Internet business and operations is evolving, and no clear legal precedents have been established. The adoption of any new Internet laws and regulations or the application of existing laws and regulations to the Internet and e-commerce could decrease the demand for our products and services or increase our cost of doing business. If we were alleged to have violated federal, state or foreign civil or criminal law, even if we could successfully defend such claims, such allegations could occupy significant amounts of management's time, harm our business reputation and negatively affect our operating results and financial condition.

  Risks Related to Our Common Stock

Our principal stockholders can exercise a controlling influence over our business and affairs.

   Our four principal stockholders, TriGem America Corporation, Korea Data Systems America, Stephen A. Dukker and Bill Gross and his affiliated entities, beneficially owned approximately 54% of our common stock as of December 30, 2000. If these stockholders acted or voted together, they would have the power to elect our directors and to exercise a controlling influence over our business and affairs. In addition, this concentration of ownership could prevent a change in control that might otherwise be beneficial to our stockholders.

We may have potential conflicts of interest with our principal stockholders that could be resolved in a manner that is inconsistent with other stockholders' interests.

   Conflicts of interest may arise between us and our principal stockholders in a number of areas relating to our present and ongoing relationships, which could be resolved in a manner that is inconsistent with our other stockholders' interests. Conflicts of interests that may arise include:

  . the ongoing supply relationship between us and TriGem Computer and any future supply relationship between us and our principal corporate stockholders that may result in terms that are not as favorable to us as arrangements we could negotiate at arm's length between unrelated parties;

  . potential competitive business activities; such as sales of monitors by KDS USA

  . potential acquisitions or financing transactions;

  . sales or other dispositions by these principal stockholders of shares of our common stock and

  . tax and intellectual property matters.

Substantial future sales of our common stock in the public market may depress our stock price.

   Our current stockholders hold a substantial number of shares of our common stock that they can sell in the public market. Sales of a substantial number of shares of our common stock in the future could cause our stock price to fall. The sale of these shares could impair our ability to raise capital through the sale of additional stock.

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

Our stock price may be volatile.

   The market price for our common stock has been and may continue to be highly volatile and subject to wide fluctuations in response to factors including those set forth in the items under "Risks That Could Affect Our Financial Condition and Results of Operations." The stock markets in general, and The Nasdaq National Stock Market and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may seriously impact the market price of our common stock, regardless of our actual operating performance.

If we are delisted from The Nasdaq National Market, the liquidity of our trading market may be harmed.

   On March 21, 2001, Nasdaq advised us that it had decided to delist our common stock from The Nasdaq National Market because of our failure to comply with Nasdaq's $1 minimum bid price requirement. We have requested an appeal of the delisting decision before a Nasdaq listing qualifications panel, and we expect that our common stock will continue to be listed on The Nasdaq National Market pending the outcome of the appeal. The hearing date for the appeal is May 10, 2001.

   There can be no assurance that our appeal will be successful or that we will satisfy the requirements for continued listing on The Nasdaq National Market. If our appeal is unsuccessful, our common stock will be delisted. We will not be notified of the delisting until it becomes effective. If our common stock is delisted, we may be unable to have our common stock listed or quoted on any other organized market. Even if our common stock is quoted or listed on another organized market, an active trading market may not develop.

   Delisting may reduce the market price of and the liquidity of the market for our common stock, and may subject our common stock to the "penny stock rules" contained in Section 15(g) of the Securities Exchange Act of 1934.

ITEM 2. PROPERTIES

   Our principal executive and distribution facilities are located in Irvine, California. We lease approximately 147,000 square feet at this facility pursuant to a lease that expires in 2004, unless terminated earlier or extended as described below. Under the terms of the lease, we make monthly payments of approximately $84,000, increasing to approximately $97,000 over the term of the lease. We have an option to extend the term of the lease for an additional 60-month period. We recently closed our Pasadena office where we leased approximately 28,000 square feet pursuant to an agreement with Bill Gross' idealab!, one of our principal stockholders. We also lease space in New York, San Francisco and Scotts Valley, California, but plan to shut down these offices in the near future.

ITEM 3. LEGAL PROCEEDINGS

   A discussion of legal proceedings in which we are involved appears in Note 9 to our Consolidated Financial Statements and in the section entitled "Risks That Could Affect Our Financial Condition and Results of Operations--We are involved in litigation that may be costly and time-consuming," each of which is included in this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

   Since March 24, 2000, the date of our initial public offering, our common stock has been quoted on The Nasdaq National Market under the symbol EEEE. The range of high and low closing prices for the common stock as reported for the periods indicated below is as follows:

                               Fiscal 2000                          High   Low
                               -----------                          ----- -----
     1st quarter (beginning March 24, 2000)........................ $8.34 $6.00
     2nd quarter...................................................  8.75  2.22
     3rd quarter ..................................................  3.00  1.03
     4th quarter ..................................................  1.23  0.25

Holders of Record

   As of March 27, 2001, we had approximately 24,000 beneficial holders of our common stock.

Dividends

   We have never declared or paid any dividends on our common stock. We expect to retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. The declaration of any future dividends by us is within the discretion of our board of directors and will depend on our earnings, financial condition and capital requirements as well as any other factors deemed relevant by our board of directors.

Use of Proceeds of Our Initial Public Offering

   We filed a registration statement on Form S-1 (File No. 333-86219) with the Securities and Exchange Commission registering a total of 20,000,000 shares of our common stock with a maximum aggregate offering price of $180.0 million. The SEC declared the registration statement effective on March 23, 2000. On
March 24, 2000, trading in our shares began, and on March 29, 2000, we completed the sale of all 20,000,000 registered shares of common stock at a price of $9.00 per share in our initial public offering pursuant to the registration statement.

   In connection with the offering, we paid an aggregate of $12.5 million in underwriting discounts and commissions and paid other expenses of approximately $2.5 million, none of which were paid directly or indirectly to any of our directors or officers, any person owning 10% or more of any class of our equity securities, or any of our affiliates. After deducting the underwriting discounts and commissions and other expenses, we received aggregate proceeds from the offering of approximately $165.0 million. To date, we have used a portion of the proceeds from the offering to finance losses from operations. As of December 30, 2000, the remaining proceeds of approximately $103.8 million were invested in short-term, interest-bearing, investment-grade securities. None of the net proceeds of the offering were paid directly or indirectly to any of our directors or officers, any person owning 10% or more of any class of our equity securities, or any of our affiliates.

Recent Sales of Unregistered Securities

   During the quarter ended December 30, 2000, following the exercise of options to purchase shares of common stock that had been granted under our 1998 Stock Plan and the FreePC 1999 Stock Plan by 4 employees, we issued an aggregate of 99,961 shares of common stock for an aggregate purchase price of approximately $11,020. All of such sales of common stock were made in transactions exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

   The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes to those statements included elsewhere in this Form 10-K. The consolidated statement of operations data for the period from September 18, 1998, the date of our inception, to December 31, 1998, and for the fiscal years ended December 31, 1999 and December 30, 2000, and the consolidated balance sheet data at December 31, 1999 and December 30, 2000 have been derived from our audited consolidated financial statements included elsewhere in this report. The consolidated balance sheet data at December 31, 1998 is derived from the audited consolidated financial statements that are not included in this report. The historical results are not necessarily indicative of our future operating results.

                                                                  Period from
                                                                 Sept. 18, 1998
                                      Year Ended    Year Ended   (inception) to
                                     December 30,  December 31,   December 31,
                                         2000          1999           1998
                                     ------------  ------------  --------------
                                       (in thousands, except share and per
                                                   share data)
Consolidated Statement of
 Operations Data:
Net revenues:
  Hardware.........................  $    672,613  $   812,233    $    58,283
  Internet.........................        11,491        2,084            --
                                     ------------  -----------    -----------
      Net revenues.................       684,104      814,317         58,283
Cost of revenues:
  Hardware.........................       703,284      780,859         58,088
  Internet.........................         1,948           86            --
                                     ------------  -----------    -----------
    Cost of revenues...............       705,232      780,945         58,088
                                     ------------  -----------    -----------
    Gross profit (loss)............       (21,128)      33,372            195
Operating expenses:
  Sales and marketing(1)...........        26,163       16,451            840
  Customer service and technical
   support.........................        17,635        9,049            269
  General and administrative(2)....        29,679        9,714            999
  Amortization of intangible
   assets..........................        46,362          --             --
  Impairment of intangible assets..        88,538          --             --
                                     ------------  -----------    -----------
      Total operating expenses.....       208,377       35,214          2,108
                                     ------------  -----------    -----------
  Loss from operations.............      (229,505)      (1,842)        (1,913)
  Interest and other income
   (expense), net..................        10,404       (3,886)          (889)
                                     ------------  -----------    -----------
      Net loss.....................  $   (219,101) $    (5,728)   $    (2,802)
                                     ============  ===========    ===========
Net loss per common share(3):
  Basic and diluted................  $      (1.69) $     (0.14)   $     (0.05)
                                     ============  ===========    ===========
Shares used to compute net loss per
 share(3):
  Basic and diluted................   130,885,915   68,933,254     57,600,000
                                     ============  ===========    ===========

--------
(1) Included in sales and marketing expenses was $87 and $1,153 of non-cash stock-based compensation expense for the years ended December 30, 2000 and December 31, 1999, respectively.
(2) Included in general and administrative expenses was $210, $179 and $11 of non-cash stock-based compensation expense for the years ended December 30, 2000 and December 31, 1999, and the period from September 18, 1998 (inception) to December 31, 1998, respectively.
(3) Note 2 of the notes to our consolidated financial statements explains how we determined the weighted average common and common equivalent shares used to compute basic and diluted net loss per share.

                                                  Dec. 30,  Dec. 31,   Dec. 31,
                                                    2000      1999       1998
                                                  --------- ---------  --------
                                                         (in thousands)
Consolidated Balance Sheet Data:
  Cash, restricted cash and cash equivalents..... $ 106,007 $ 114,823  $ 3,791
  Short-term investments.........................     6,901    19,897      --
  Working capital (deficiency)...................   217,663   140,166   (1,311)
  Total assets...................................   394,037   331,713   60,011
  Long-term obligations..........................     1,819     1,903      560
  Redeemable convertible preferred stock.........       --    150,014      --
  Total stockholders' equity (deficiency)........   239,103    (7,736)  (1,351)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   We sell high-quality, low-priced personal computers, or PCs, that include Internet offerings. Since our first PC shipment in November 1998, we have sold over 3.7 million PCs. In January 2000, we acquired FreePC, Inc., a provider of PC-based Internet advertising services and software. Because of the slowdown in the Internet advertising market, we have refocused our efforts away from Internet advertising to selling high-quality, low-priced PCs. Although we have relied on a small number of retailers for substantially all of our PC sales, we intend to begin selling PCs directly to consumers to complement our retail sales. In March 2000, we successfully completed the initial public offering of our common stock generating net proceeds to us of approximately $165.0 million. In the third quarter of 2000, we began selling PCs in the United Kingdom through our alliance with Dixons, a prominent European retailer.

   We were incorporated in Delaware in September 1998 by our founding stockholders, Stephen A. Dukker, TriGem Corporation and Korea Data Systems America. In April 2000, TriGem Corporation, a U.S. subsidiary of TriGem Computer, merged with TriGem America Corporation, another U.S. subsidiary of TriGem Computer, with TriGem America being the surviving corporation. The discussion in this Form 10-K of our relationships with TriGem Corporation and TriGem America reflects the merger. TriGem Computer is the Korea-based manufacturer of all of our current PC offerings. Korea Data Systems America is a wholly-owned U.S. subsidiary of Korea Data Systems Co., Ltd., the Korea-based company that historically manufactured our eOne PCs, eSlate notebook PCs and our monitors. We currently purchase our monitors from a different manufacturer.

   Our PCs have retail prices ranging from $399 to $1,099. We also offer integrated computing and Internet access services through our relationship with America Online and our own Internet access service. We provide Internet advertisers with an opportunity to advertise on our PCs.

   We outsource the design and manufacturing of our PCs and monitors as well as customer service and technical support, warehouse staffing, inspection, repair and repackaging of returned PCs, and administration of our rebate program to third parties. As a result, we have a relatively small internal organization that consisted of 134 employees at March 1, 2001. Our hardware outsourcing strategy enables us to minimize capital investment and maintain a low product cost structure. During the second quarter of 2000, we began using Alorica, Inc., as our new customer service and technical support provider. We plan to continue to establish supply relationships with other PC and monitor manufacturers to reduce our dependence on our current suppliers.

Recent Developments

   On March 21, 2001, Nasdaq advised us that it had decided to delist our common stock from The Nasdaq National Market becuase of our failure to comply with Nasdaq's $1 minimum bid price requirement. We have requested an appeal of the delisting decision before a Nasdaq listing qualifications panel, and we expect that our common stock will continue to be listed on The Nasdaq National Market pending the outcome of the appeal. The hearing date for the appeal is May 10, 2001. If our appeal is denied, we will not be notified until the delisting has become effective.

   In March 2001, we announced a major initiative for streamlining our operations in order to focus on our primary business of selling high-quality, low-priced PCs. As part of this restructuring plan, we will reduce our exposure to the declining Internet advertising market by eliminating resources dedicated to our Internet products, such as eWare(TM), eKeys(TM) and pop-up advertising, and focusing on more profitable ISP products. We expect to take a restructuring charge of approximately $3.7 million in the first quarter of 2001. Included in the charge will be costs associated with staff reductions in our Internet business unit covering approximately 16% of our total workforce, and the closure of our sales and development facilities in San Francisco and Scotts Valley, California and New York City. These actions are expected to result in a net savings of approximately $2.8 million for 2001, after taking into account an associated reduction in revenue of approximately $1.6 million.

Results of Operations

   The following table sets forth for the periods indicated, the percentage of consolidated net revenues represented by certain items in our consolidated statements of operations.

                                                                 Period from
                                                                Sept. 18, 1998
                                                                (inception) to
                               Year Ended        Year Ended      December 31,
                            December 30, 2000 December 31, 1999      1998
                            ----------------- ----------------- --------------
Net revenues:
  Hardware.................        98.3%             99.7%          100.0%
  Internet.................         1.7               0.3             --
                                  -----             -----           -----
    Net revenues...........       100.0             100.0           100.0
Cost of revenues:
  Hardware.................       102.8              95.9            99.7
  Internet.................         0.3               0.0             --
                                  -----             -----           -----
    Cost of revenues.......       103.1              95.9            99.7
                                  -----             -----           -----
  Gross profit (loss)......        (3.1)              4.1             0.3
Operating expenses:
  Sales and marketing......         3.8               2.0             1.4
  Customer service and
   technical support.......         2.6               1.1             0.5
  General and
   administrative..........         4.3               1.2             1.7
  Amortization of
   intangible assets.......         6.8               --              --
  Impairment of intangible
   assets..................        12.9               --              --
                                  -----             -----           -----
    Total operating
     expenses..............        30.4               4.3             3.6
                                  -----             -----           -----
Loss from operations.......       (33.5)             (0.2)           (3.3)
Interest and other income
 (expense), net............         1.5              (0.5)           (1.5)
                                  -----             -----           -----
Net loss...................       (32.0)             (0.7)           (4.8)
                                  =====             =====           =====

Year Ended December 30, 2000 and Year Ended December 31, 1999

 Net Revenues

   Net Hardware Revenues. Substantially all of our hardware revenues have been derived from sales of our PCs and monitors. We have sold a variety of PC configurations and monitor models to our retail customers. Our net hardware revenues decreased to $672.6 million in 2000 from $812.2 million in 1999. This represents a

17.2% decrease and was due to decreased unit shipments, promotional discounts and increased rebate programs resulting from adverse market conditions in 2000. In 2000, we granted $11.3 million of promotional discounts to customers and granted $11.5 million of special rebate incentives, in addition to normal mail-in rebates on selected models. Net revenues from extended service contracts and technical support during these periods was minimal and reported with net hardware revenues.

   Internet Revenues. Internet revenues consist of ISP fees, upfront bundling fees, registration fees, bounty fees, click fees and revenue sharing programs. We recognized total Internet revenues of $11.5 million for 2000 compared to $2.1 million in 1999. Internet revenues grew at a slower than anticipated pace in 2000 because of the slowdown in PC shipments and the softening of the Internet advertising market.

 Cost of Revenues

   Cost of revenues consists primarily of the cost of PCs and monitors, Microsoft software licensing costs, inbound shipping costs, inventory valuation reserves and costs of providing Internet access through e-machines.net. Cost of revenues decreased to $705.2 million in 2000 from $780.9 million in 1999. This represents a 9.7% decrease and was primarily due to reduced unit shipments and a change in our product mix towards lower priced models, offset by inventory write-downs totaling $29.4 million that we took in the second and fourth quarter of 2000. In the second and fourth quarter we determined that the market value of our inventory was less than our cost and recorded cost of sales charges to reduce our inventory to market value.

 Gross Margin

   As a result of the $29.4 million write-down of inventory, $11.3 million of promotional discounts provided to customers and $11.5 million of special rebate incentives, in addition to normal mail-in rebates, given on selected models, cost of revenues exceeded net revenues from sales resulting in negative gross margin of 3.1% for 2000. This compares with a positive gross margin of 4.1% for 1999.

 Operating Expenses

   Sales and Marketing. Sales and marketing expenses increased to $26.2 million, or 3.8% of net revenues for 2000, from $16.5 million or 2.0% of net revenues for 1999. The increase in absolute dollars and percentage of net revenues was due primarily to the expansion of our in-house sales and marketing force through the acquisition of FreePC, our Internet-related sales and marketing activities, and our new distribution and marketing program with Dixons Group. We expect sales and marketing expense to increase in absolute dollars as sales volumes increase.

   Customer Service and Technical Support. We outsource our customer service and technical support operations. Customer service and technical support expenses increased to $17.6 million, or 2.6% of net revenues, for 2000 from $9.0 million, or 1.1% of net revenues, for 1999. The increase in absolute dollars and percentage of net revenues resulted from increased call volumes, increased Internet-related services and non-recurring expenses associated with the transition of outsourcing customer service and technical support to Alorica from our previous provider in the second quarter of 2000. Excluding transition charges, we expect our customer service and technical support expenses to increase in absolute dollars to the extent our sales volumes increase.

   General and Administrative. General and administrative expenses consist primarily of payroll and related expenses for management and administrative personnel, outsourced warehousing activities, facilities expenses, professional service fees, travel and other general corporate expenses. General and administrative expenses increased to $29.7 million, or 4.3% of net revenues, for 2000 from $9.7 million, or 1.2% of net revenues, for 1999. The $20.0 million increase in general and administrative expenses was primarily due to increased expenses associated with the addition of personnel of $5.6 million, product development expenditures of $2.4 million following the acquisition of FreePC, increased bad debt expense of $2.1 million reflecting financial difficulties for some of our Internet customers and additional legal fees of $3.8 million. Legal fees in the near future are expected to remain at current levels or increase because of ongoing litigation.

   Amortization and Impairment of Intangible Assets. The intangible assets resulting from the purchase of Free PC are being amortized over their estimated useful lives of three years using the straight-line method. During the second quarter of 2000, we wrote-off $2.7 million of the workforce intangible asset as a result of a reduction in the workforce acquired from FreePC. During the fourth quarter of 2000, we re-evaluated the carrying value of our intangible assets and determined that the estimated fair value of the intangible assets was less than the recorded amount. We reduced our estimate of the fair value of the intangible assets because of our reduced expectations for our Internet business and significant declines in the value of Internet companies during the fourth quarter of 2000. We recorded intangible asset impairment charges of $85.8 million in the fourth quarter of 2000 because our revised estimate of the fair value of the assets was less than their carrying value.

   Interest and Other Income (Expense), net. Net interest and other income was $10.4 million for 2000. Interest income was earned from interest-bearing cash equivalents and other interest bearing short-term investments. Interest expense was minimal in fiscal 2000. Net interest expense was $3.9 million for 1999, consisting primarily of finance charges of approximately $6.5 million paid on related-party accounts payables, which were partially offset by interest income of $2.6 million. The private placement of our Series A preferred stock in August 1999 raised net proceeds of $146.3 million, which were used to reduce related-party accounts payables and associated financing charges.

Year ended December 31, 1999 and Period from September 18, 1998 (inception) to December 31, 1998

 Net Revenues

   Net Hardware Revenues. Hardware revenues, net increased to $812.2 million for 1999 from $58.3 million for the period from inception to December 31, 1998. This increase is the result of a full year of operations, increased unit shipments and the introduction of new products and models.

   Internet Revenues. We recognized total Internet revenues of $2.1 million for 1999. These revenues resulted from the launch of our Internet related services including our marketing agreement with America Online.

 Cost of Revenues

   Cost of revenues increased to $780.9 million for 1999 from $58.1 million for the period from inception to December 31, 1998. This increase was due to increases in unit shipments and expansion into higher cost products.

 Gross Margin

   Gross margin increased to 4.1% for 1999 from 0.3% for the period from inception to December 31, 1998. This increase was due to increased sales of higher margin products. Inventory valuation reserves charged to operations totaled $533,000 for 1999.

 Operating Expenses

   Sales and Marketing. Sales and marketing expenses increased to $16.5 million for 1999 from $840,000 for the period from inception to December 31, 1998. As a percentage of net revenues, sales and marketing costs increased to 2.0% for 1999 from 1.4% for the period from inception to December 31, 1998. These increases were primarily due to increased commission expenses, cooperative advertising costs and marketing development funds associated with increased sales volumes and non-cash stock-based compensation expense. Included in sales and marketing expenses for 1999 was approximately $700,000 of bonus expense paid to our former President and Chief Executive Officer pursuant to an employment agreement we entered into with him. Also included in sales and marketing expenses for 1999 was $1.2 million of non-cash stock-based compensation expense, of which $1.1 million was recorded as a one-time charge in the third quarter of 1999, in connection with an employment agreement with our former President and Chief Executive Officer.

   Customer Service and Technical Support. Customer service and technical expenses increased to $9.0 million, or 1.1% of net revenues, for 1999 from $269,000, or 0.5% of net revenues, for the period from inception to December 31, 1998. This increase was primarily due to increased unit shipments in 1999 over 1998.

   General and Administrative. General and administrative expenses increased to $9.7 million, or 1.2% of net revenues, for 1999 from $999,000, or 1.7% of net revenues, for the period from inception to December 31, 1998. The increase in general and administrative expenses is the result of a full year of operations and increases in personnel and related costs.

   Interest and Other Income (Expense), net. In 1999, interest and other income (expense), net consisted primarily of interest on related party accounts payable of $6.5 million partially offset by interest income of $2.6 million from cash equivalents and short-term investments. Interest and other income (expense), net for the period from inception to December 31, 1998, consisted of interest on related party accounts payable of approximately $889,000. The 1999 increase in absolute dollars was due to increases in related party accounts payable financing associated with greater inventory purchases, resulting from higher sales volumes.

Results of Operations--Unaudited Quarterly Financial Information

   The following tables present unaudited quarterly financial information for the two years ended December 30, 2000. In the opinion of management, this information contains all adjustments, consisting only of normal, recurring, adjustments, necessary for a fair presentation thereof. The operating results are not necessarily indicative of results for any future periods.

                                    Quarters Ended
                         ----------------------------------------
                         April 1,  July 1,   Sept. 30,  Dec. 30,    Year Ended
                           2000      2000       2000       2000    Dec. 30, 2000
                         --------  --------  ---------  ---------  -------------
                                           (in thousands)
Net revenues:
  Hardware.............. $246,443  $121,237  $172,181   $ 132,752    $ 672,613
  Internet..............    3,397     3,239     2,845       2,010       11,491
                         --------  --------  --------   ---------    ---------
    Net revenues........  249,840   124,476   175,026     134,762      684,104
                         --------  --------  --------   ---------    ---------
Cost of revenues:
  Hardware..............  234,979   156,533   167,125     144,647      703,284
  Internet..............      353       486       408         701        1,948
                         --------  --------  --------   ---------    ---------
    Cost of revenues....  235,332   157,019   167,533     145,348      705,232
                         --------  --------  --------   ---------    ---------
    Gross profit
     (loss).............   14,508   (32,543)    7,493     (10,586)     (21,128)
Operating expenses:
  Sales and marketing
   (1)..................    6,060     4,685     4,854      10,564       26,163
  Customer service and
   technical support....    3,775     6,454     4,061       3,345       17,635
  General and
   administrative (2)...    5,926     7,740     7,916       8,097       29,679
  Amortization of
   intangible assets....   10,196    14,994     9,208      11,964       46,362
  Impairment of
   intangible assets....      --        --      2,754      85,784       88,538
                         --------  --------  --------   ---------    ---------
    Total operating
     expenses...........   25,957    33,873    28,793     119,754      208,377
                         --------  --------  --------   ---------    ---------
  Loss from operations..  (11,449)  (66,416)  (21,300)   (130,340)    (229,505)
  Interest and other
   income, net..........    1,899     3,906     3,195       1,404       10,404
                         --------  --------  --------   ---------    ---------
    Net loss............ $ (9,550) $(62,510) $(18,105)  $(128,936)   $(219,101)
                         ========  ========  ========   =========    =========

--------
(1) Included in sales and marketing expenses was $22, $22, $22, $21 and $87 of non-cash stock-based compensation expense for each of the periods, respectively.

(2) Included in general and administrative expenses was $69, $69, $69, $3 and $210 of non-cash stock-based compensation expense for each of the periods, respectively.

                                      Quarters Ended
                           ---------------------------------------
                           Mar 31,   June 30,  Sept. 30,  Dec. 31,  Year Ended
                             1999      1999       1999      1999   Dec. 31, 1999
                           --------  --------  ---------  -------- -------------
                                             (in thousands)
Net revenues:
  Hardware................ $137,434  $213,879  $155,282   $305,638   $812,233
  Internet................      --        --        611      1,473      2,084
                           --------  --------  --------   --------   --------
    Net revenues..........  137,434   213,879   155,893    307,111    814,317
                           --------  --------  --------   --------   --------
Cost of revenues:
  Hardware................  131,101   207,689   150,119    291,950    780,859
  Internet................      --        --        --          86         86
                           --------  --------  --------   --------   --------
    Cost of revenues......  131,101   207,689   150,119    292,036    780,945
                           --------  --------  --------   --------   --------
    Gross profit..........    6,333     6,190     5,774     15,075     33,372
Operating expenses:
  Sales and marketing
   (1)....................    2,719     2,814     3,823      7,095     16,451
  Customer service and
   technical support......      949     1,573     3,245      3,282      9,049
  General and
   administrative (2).....    1,147     2,270     2,627      3,670      9,714
                           --------  --------  --------   --------   --------
    Total operating
     expenses.............    4,815     6,657     9,695     14,047     35,214
                           --------  --------  --------   --------   --------
  Profit (loss) from
   operations.............    1,518      (467)   (3,921)     1,028     (1,842)
  Interest and other
   income (expense), net..   (2,390)   (2,570)     (113)     1,187     (3,886)
                           --------  --------  --------   --------   --------
    Net profit (loss)..... $   (872) $ (3,037) $ (4,034)  $  2,215   $ (5,728)
                           ========  ========  ========   ========   ========

--------
(1) Included in sales and marketing expenses was $16, $1,126, $11 and $1,153 of non-cash stock-based compensation expense for the quarters ended June 30, 1999, September 30, 1999, December 31, 1999 and the year then ended, respectively.

(2) Included in general and administrative expenses was $41, $83, $55 and $179 of non-cash stock-based compensation expense for the quarters ended March 31, 1999, June 30, 1999, September 30, 1999 and the year ended December 31, 1999, respectively.

Liquidity and Capital Resources

   We have financed our operations primarily through the sale of our capital stock and extended payment terms on accounts payable. On March 29, 2000, we completed our initial public offering of 20,000,000 shares of our common stock, providing us with net proceeds of $165.0 million and in August 1999, we completed the private placement of 24,279,369 shares of our Series A preferred stock, providing us with net proceeds of $146.3 million. Prior to the private placement, we financed our operations primarily through extended payment terms on related-party accounts payable. The private placement proceeds were used to reduce related-party accounts payable and associated financing expense. At December 30, 2000, our primary source of liquidity consisted of $217.7 million of working capital. Of this amount, $112.9 million consisted of cash, cash equivalents, restricted cash and short-term investments.

   Net cash used in operating activities totaled $193.0 million in 2000 and $13.5 million in 1999. For 1998 net cash of $2.1 million was provided by operating activities and was primarily due to extended payment terms on accounts payable. Net cash used in operating activities in 2000 resulted from increased operating losses and purchases and payment of inventory in excess of sales demand. The net loss for 2000 excluding depreciation and amortization expense and write-down of intangible assets was $83.2 million. Cash used for increases in inventory was $96.8 million.

   Net cash provided by investing activities totaled $9.6 million in 2000, due primarily to maturities of short-term investments, and cash acquired with the acquisition of FreePC, Inc. In 2000, one of the primary uses of cash in investing activities was an investment of $5.75 million in foreign securities, which we subsequently sold in February 2001. Cash used in investing activities totaled $21.7 million in 1999 and $298,000 in 1998. In 1999, one of the primary uses of cash for investment purposes was the purchase of short-term investments of $19.9 million. Cash used for purchase of property and equipment totaled $846,000 in 2000, $1.8 million in 1999 and $298,000 in 1998.

   Net cash provided by financing activities totaled $165.5 million in 2000, $146.3 million in 1999 and $2.0 million in 1998. Cash provided by financing activities for 2000 consisted of net proceeds of $165.0 million from our initial public offering of common stock, proceeds of $445,000 from exercise of common stock options, $300,000 from repayment of shareholder notes, less $270,000 for payment of subordinated notes to stockholders. Cash provided by financing activities for 1999 was $146.3 million from the private placement of our Series A preferred stock. Cash provided by financing activities for 1998 consisted of $1.4 million upon issuance of common stock and $560,000 upon issuance of subordinated notes payable to shareholders.

   We believe that our available funds at December 30, 2000, will be sufficient to meet our anticipated liquidity requirements for at least the next 12 months. If additional funds are required, financing may not be available on acceptable terms, if at all, and may be dilutive to our stockholders.

Quarterly Fluctuations

   Seasonal fluctuations may also affect our quarterly operating results. Historically, demand for PCs and PC-related services and consumer retail sales have been significantly stronger in the fourth quarter of each year and weaker in the first and second quarters of each year. We believe that the seasonal impact on our business of these cycles may increase as PCs become more consumer-oriented or entertainment-driven products and e-commerce continues to gain broader acceptance. As a result, we typically expect that net revenues from our PC business may be greater in the fourth quarter and lower in the first and second quarters of each year. Due to a weaker than expected PC market and overall market conditions, these trends did not materialize during 2000, and we experienced substantially lower sales in the quarter ended December 30, 2000, than we expected.

Recent Accounting Pronouncements

   In June 1998, June 1999 and June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FSAB Statement No. 133" and SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities--An Amendment of SFAS No. 133." SFAS No. 133, as amended requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. We do not currently participate in hedging activities or own derivative instruments. Our adoption of SFAS No. 133, as amended, in the first quarter of 2001 did not have a material impact on our consolidated financial statements.

   In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 did not have a material impact on our consolidated financial position or results of operations.

   In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" which summarizes the views of the staff of the SEC in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000 and June 2000 the SEC issued SAB No. 101A and SAB No. 101B, which delayed the implementation dates of SAB No. 101. SAB No. 101, as amended, outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Our revenue recognition policies are in accordance with SAB No. 101.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

   Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Our fixed rate debt consists of $290,000 in notes, bearing interest at 5.79 percent, payable to a stockholder.

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

   We currently have no floating rate indebtedness, hold no derivative instruments and do not earn significant foreign-source income. Accordingly, changes in interest rates or currency exchange rates do not generally have a direct effect on our financial position. We have sales primarily to customers in the United States, Canada and the United Kingdom. All purchases and sales to date have been made in U.S. dollars. Foreign currency exchange rates, however, may affect the cost of our PCs and monitors purchased from our foreign suppliers, thereby indirectly affecting consumer demand for our products and our net revenues. As well, the strengthening of the U.S. dollar vis-a-vis the currencies of those countries into which we sell our products and services in the future could make our products and services relatively more expensive, thereby decreasing the price-competitiveness of our products and services. To the extent that changes in interest rates and currency exchange rates affect general economic conditions, we would also be affected by such changes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                eMachines, Inc.

                                                                            Page
                                                                            ----

Financial Statements:

Independent Auditors' Report...............................................  32
Consolidated Balance Sheets................................................  33
Consolidated Statements of Operations......................................  34
Consolidated Statements of Stockholders' Equity (Deficiency)...............  35
Consolidated Statements of Cash Flows......................................  36
Notes to Financial Statements..............................................  38

Financial Statement Schedule:

Schedule II--Valuation and Qualifying Accounts.............................  58
Independent Auditors' Report on Schedule II................................  58

   All other schedules are omitted because they are not applicable.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of eMachines, Inc.

   We have audited the accompanying consolidated balance sheets of eMachines, Inc. and subsidiaries (the "Company") as of December 30, 2000 and December 31, 1999 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the two years ended December 30, 2000 and for the period from September 18, 1998 (inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2000 and December 31, 1999 and the results of its operations and its cash flows for each of the two years ended December 30, 2000 and for the period from September 18, 1998 (inception) to December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Los Angeles, California
February 23, 2001
                                eMACHINES, INC.

                          CONSOLIDATED BALANCE SHEETS

                    December 30, 2000 and December 31, 1999
                    (in thousands, except share information)

                                                       December 30, December 31,
                                                           2000         1999
                                                       ------------ ------------
                       ASSETS
                       ------
Current assets:
  Cash and cash equivalents..........................   $  96,883     $114,823
  Restricted cash....................................       9,124          --
  Short-term investments.............................       6,901       19,897
  Accounts receivable, less allowances ($6,119 and
   $2,160 at December 30, 2000 and December 31, 1999,
   respectively).....................................      91,767      123,726
  Inventories........................................     163,703       65,260
  Prepaid and other current assets...................       2,400        3,992
                                                        ---------     --------
    Total current assets.............................     370,778      327,698
Property and equipment, net..........................       3,411        1,827
Intangible assets, net...............................      11,927          --
Other assets ........................................       7,921        2,188
                                                        ---------     --------
                                                        $ 394,037     $331,713
                                                        =========     ========
  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
  -------------------------------------------------
Current liabilities:
  Accounts payable--related-party ...................   $  58,862     $133,815
  Accounts payable...................................      25,948       12,939
  Accrued rebates....................................      34,037       22,803
  Accrued royalties payable..........................      11,382        8,527
  Accrued expenses and other current liabilities.....      22,886        9,448
                                                        ---------     --------
    Total current liabilities........................     153,115      187,532
Deferred revenue--noncurrent portion.................       1,529        1,343
                                                        ---------     --------
Subordinated notes payable to stockholders...........         290          560
                                                        ---------     --------
Redeemable convertible preferred stock--Series A;
 $.01 par value; no shares authorized and outstanding
 at December 30, 2000; 24,279,369 shares outstanding
 at December 31, 1999................................         --       150,014
Stockholders' equity (deficiency):
  Preferred stock--undesignated, $.01 par value;
   35,000,000 shares authorized; no shares
   outstanding.......................................         --           --
  Common stock, $.0000125 par value; 350,000,000
   shares authorized at December 30, 2000;
   145,459,825 and 78,019,538 shares outstanding at
   December 30, 2000 and December 31, 1999,
   respectively......................................           2            1
  Additional paid-in capital.........................     475,623        6,582
  Unearned stock compensation........................      (1,253)      (1,550)
  Notes receivable from stockholders.................        (200)        (500)
  Accumulated deficit................................    (233,716)     (12,269)
  Accumulated other comprehensive loss...............      (1,353)         --
                                                        ---------     --------
    Total stockholders' equity (deficiency)..........     239,103       (7,736)
                                                        ---------     --------
                                                        $ 394,037     $331,713
                                                        =========     ========

          See accompanying notes to consolidated financial statements.

                                eMACHINES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              Years Ended December 30, 2000 and December 31, 1999
      and Period from September 18, 1998 (inception) to December 31, 1998
                    (in thousands, except share information)

                                                                     Period from
                                                                    September 18,
                                                                        1998
                                                                     (inception)
                                         Year Ended    Year Ended        to
                                        December 30,  December 31,  December 31,
                                            2000          1999          1998
                                        ------------  ------------  -------------
Net revenues:
  Hardware............................  $    672,613  $   812,233    $    58,283
  Internet............................        11,491        2,084            --
                                        ------------  -----------    -----------
    Net revenues......................       684,104      814,317         58,283
                                        ------------  -----------    -----------
Cost of revenues:
  Hardware............................       703,284      780,859         58,088
  Internet............................         1,948           86            --
                                        ------------  -----------    -----------
    Cost of revenues..................       705,232      780,945         58,088
                                        ------------  -----------    -----------
  Gross profit (loss).................       (21,128)      33,372            195
Operating expenses:
  Sales and marketing (includes $87
   and $1,153 of stock-based
   compensation in 2000 and 1999,
   respectively)......................        26,163       16,451            840
  Customer service and technical
   support............................        17,635        9,049            269
  General and administrative (includes
   $210, $179 and $11 of stock-based
   compensation in 2000, 1999 and
   1998, respectively)................        29,679        9,714            999
  Amortization of intangible assets...        46,362          --             --
  Impairment of intangible assets.....        88,538          --             --
                                        ------------  -----------    -----------
    Total operating expenses..........       208,377       35,214          2,108
                                        ------------  -----------    -----------
Loss from operations..................      (229,505)      (1,842)        (1,913)
Interest and other income (expense),
 net..................................        10,404       (3,886)          (889)
                                        ------------  -----------    -----------
Net loss..............................      (219,101)      (5,728)        (2,802)
Accretion of mandatorily redeemable
 preferred stock to redemption value..        (2,346)      (3,739)           --
                                        ------------  -----------    -----------
Net loss attributable to common
 stockholders.........................  $   (221,447) $    (9,467)   $    (2,802)
                                        ============  ===========    ===========
Net loss per share attributable to
 common stockholders:
  Basic and diluted...................  $      (1.69) $     (0.14)   $     (0.05)
                                        ============  ===========    ===========
Shares used to compute net loss per
 share:
  Basic and diluted...................   130,885,915   68,933,254     57,600,000
                                        ============  ===========    ===========

          See accompanying notes to consolidated financial statements.

                                eMACHINES, INC.

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

 Period from September 18, 1998 (inception) to December 31, 1998, and the years ended December 31, 1999 and December 30, 2000
                    (in thousands, except share information)


                          Series B            Series C
                      Preferred Stock      Preferred Stock       Common Stock     Additional    Unearned
                     -------------------  ------------------  -------------------  Paid-in       Stock       Notes    Accumulated
                       Shares     Amount    Shares    Amount    Shares     Amount  Capital    Compensation Receivable   Deficit
                     -----------  ------  ----------  ------  -----------  ------ ----------  ------------ ---------- -----------
Balance, at
September 17,
1998...............
 Capital
 Contributions.....                                            57,600,000   $ 1   $   1,439
 Compensatory
 stock options.....                 --                                                  588     $   (588)
 Amortization of
 unearned stock
 compensation......                                                                                   11
   Net loss........                                                                                                    $  (2,802)
                     -----------  -----   ----------  -----   -----------   ---   ---------     --------     ------    ---------
Balance, at
December 31, 1998..          --     --           --     --     57,600,000     1       2,027         (577)                 (2,802)
 Issuance of
 common stock to
 founders..........                                            20,000,000               500                  $ (500)
 Issuance of
 common stock in
 exchange for
 trademark.........                                               419,538                50
 Issuance of
 common stock
 warrants..........                                                                   1,700
 Compensatory
 stock options.....                                                                   2,305       (2,305)
 Amortization of
 unearned stock
 compensation......                                                                                1,332
 Accretion of
 mandatorily
 redeemable
 convertible
 preferred stock...                                                                                                       (3,739)
   Net loss........                                                                                                       (5,728)
                     -----------  -----   ----------  -----   -----------   ---   ---------     --------     ------    ---------
Balance, at
December 31, 1999..          --     --           --     --     78,019,538     1       6,582       (1,550)      (500)     (12,269)
 Issuance of
 equity securities
 for acquisition
 of FreePC.........   10,175,516    102    7,458,370     75     3,995,633           149,823
 Issuance of
 common stock upon
 completion of
 IPO...............                                            20,000,000     1     164,981
 Conversion of
 Series A
 preferred stock
 upon completion
 of IPO............                                            24,279,369           152,360
 Conversion of
 Series B and C
 preferred stock
 upon completion
 of IPO............  (10,175,516)  (102)  (7,458,370)   (75)   17,633,886               177
 Issuance of
 common stock for
 investment in
 Alorica, Inc......                                               550,000             1,237
 Issuance of
 common stock upon
 exercise of
 common stock
 options...........                                             1,294,936               445
 Issuance of
 common stock
 under employee
 stock purchase
 plan..............                                                32,896                22
 Repurchase of
 common stock......                                              (346,433)               (4)
 Payments received
 on notes from
 stockholders......                                                                                             300
 Amortization of
 unearned stock
 compensation......                                                                                  297
 Accretion of
 mandatorily
 redeemable
 preferred stock...                                                                                                       (2,346)
 Comprehensive
 loss:
 Net Loss..........                                                                                                     (219,101)
 Unrealized loss
 on investments....
 Comprehensive
 loss..............
                     -----------  -----   ----------  -----   -----------   ---   ---------     --------     ------    ---------
Balance as of
December 30, 2000..          --   $ --           --   $ --    145,459,825   $ 2   $ 475,623     $ (1,253)    $ (200)   $(233,716)
                     ===========  =====   ==========  =====   ===========   ===   =========     ========     ======    =========
                      Accumulated
                         Other
                     Comprehensive
                         Loss        Total
                     ------------- ----------
Balance, at
September 17,
1998...............
 Capital
 Contributions.....                $   1,440
 Compensatory
 stock options.....                      --
 Amortization of
 unearned stock
 compensation......                       11
   Net loss........                   (2,802)
                     ------------- ----------
Balance, at
December 31, 1998..                   (1,351)
 Issuance of
 common stock to
 founders..........                      --
 Issuance of
 common stock in
 exchange for
 trademark.........                       50
 Issuance of
 common stock
 warrants..........                    1,700
 Compensatory
 stock options.....                      --
 Amortization of
 unearned stock
 compensation......                    1,332
 Accretion of
 mandatorily
 redeemable
 convertible
 preferred stock...                   (3,739)
   Net loss........                   (5,728)
                     ------------- ----------
Balance, at
December 31, 1999..         --        (7,736)
 Issuance of
 equity securities
 for acquisition
 of FreePC.........                  150,000
 Issuance of
 common stock upon
 completion of
 IPO...............                  164,982
 Conversion of
 Series A
 preferred stock
 upon completion
 of IPO............                  152,360
 Conversion of
 Series B and C
 preferred stock
 upon completion
 of IPO............                      --
 Issuance of
 common stock for
 investment in
 Alorica, Inc......                    1,237
 Issuance of
 common stock upon
 exercise of
 common stock
 options...........                      445
 Issuance of
 common stock
 under employee
 stock purchase
 plan..............                       22
 Repurchase of
 common stock......                       (4)
 Payments received
 on notes from
 stockholders......                      300
 Amortization of
 unearned stock
 compensation......                      297
 Accretion of
 mandatorily
 redeemable
 preferred stock...                   (2,346)
 Comprehensive
 loss:
 Net Loss..........                 (219,101)
 Unrealized loss
 on investments....     $(1,353)      (1,353)
                                   ----------
 Comprehensive
 loss..............                 (220,454)
                     ------------- ----------
Balance as of
December 30, 2000..     $(1,353)   $ 239,103
                     ============= ==========

                                eMACHINES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW

 Years Ended December 30, 2000 and December 31, 1999 and Period from September
                   18, 1998 (inception) to December 31, 1998
                                 (in thousands)

                                                                    Period from
                                                                   September 18,
                                                                    (inception)
                                          Year Ended   Year Ended       to
                                         December 30, December 31, December 31,
                                             2000         1999         1998
                                         ------------ ------------ -------------
Cash flows from operating activities:
 Net loss..............................   $(219,101)     $(5,728)     $(2,802)
 Adjustments to reconcile net loss to
  net cash (used in) provided by
  operating activities:
   Provision for bad debts, sales
    returns and sales incentives.......       5,860        2,394          239
   Depreciation .......................         954          420           30
   Amortization and impairment of
    intangible assets..................     134,900
   Stock-based compensation expense....         297        1,332           11
 Changes in operating assets and
  liabilities:
   Increase in restricted cash ........      (9,124)         --           --
   Accounts receivable.................      28,808      (82,817)     (43,542)
   Inventories.........................     (96,778)     (52,990)     (12,270)
   Prepaid and other current assets....       2,716       (3,865)        (127)
   Other assets........................        (192)        (349)        (252)
   Accounts payable-related party......     (74,953)      75,987       57,828
   Accounts payable....................      10,990       12,612          327
   Accrued rebates.....................      11,233       20,965        1,838
   Accrued royalties payable...........       2,855        8,527          --
   Accrued expenses and other current
    liabilities........................       8,408        8,639          809
   Deferred revenue--non current
    portion............................         161        1,343          --
                                          ---------     --------      -------
   Net cash (used in) provided by
    operating activities...............    (192,966)     (13,530)       2,089
                                          ---------     --------      -------
Cash flows for investing activities:
 Cash acquired in business
  combination..........................       5,659          --           --
 Maturities (purchases) of short-term
  investments..........................      12,996      (19,897)         --
 Other assets..........................      (8,258)         --           --
 Acquisition of property and
  equipment............................        (846)      (1,816)        (298)
                                          ---------     --------      -------
   Net cash provided by (used in)
    investing activities...............       9,551      (21,713)        (298)
                                          ---------     --------      -------
Cash flows from financing activities:
 Proceeds from issuance of
  subordinated notes payable to
  stockholders.........................         --           --           560
 Proceeds from issuance of common
  stock to founders....................         --           --         1,440
 Proceeds from issuance of common
  stock in connection with initial
  public offering, net of offering
  costs................................     164,982          --           --
 Proceeds from issuance of preferred
  stock................................         --       146,275          --
 Proceeds from issuance of common
  stock upon exercise of common stock
  options..............................         445          --           --
 Proceeds from issuance of common
  stock under employee stock purchase
  plan                                           22          --           --
 Proceeds from stockholders notes......         300          --           --
 Payment of subordinated notes
  payable..............................        (270)         --           --
 Repurchase of common stock............         (4)          --           --
                                          ---------     --------      -------
 Net cash provided by financing
  activities...........................     165,475      146,275        2,000
                                          ---------     --------      -------
Net increase (decrease) in cash........     (17,940)     111,032        3,791
Cash and cash equivalents, beginning of
 period................................     114,823        3,791          --
                                          ---------     --------      -------
Cash and cash equivalents, end of
 period................................   $  96,883     $114,823      $ 3,791
                                          =========     ========      =======
Supplemental disclosure of cash flow
 information:
 Cash paid for income taxes............   $     176          --           --
                                          =========     ========      =======

                                eMACHINES, INC.

Supplemental disclosure of noncash financing activities:

   In August 2000, the Company issued 550,000 shares of common stock valued at $1,237 in connection with an investment in Alorica, Inc. See Note 7-- Stockholders' Equity.

   In March 2000, in connection with the Company's initial public offering of common stock, all of the Company's preferred stock converted into common stock. The preferred stock had a book value of $152,360 on the conversion date. See
Note 7--Stockholders' Equity.

   In January 2000, the Company acquired FreePC, Inc. in a non-cash transaction by issuing equity securities and assuming stock options with an aggregate value of approximately $150,000. The total purchase price of $150,083 was allocated to the net assets acquired and intangible assets as described in Note 3-- Business Combination.

   In the third quarter of 1999, the Company issued warrants valued at $1,700 to a third party. See Note 7--America Online Agreement and Warrants.

   In June 1999, the Company issued 77,600,00 shares of common stock to the founding stockholders for an aggregate purchase price of $1,940. Of the $1,940, $1,440 was received in cash in the fourth quarter of 1998 and $500 was received in the form of promissory notes payable in June 1999. See Note 7--Company Formation and Notes Receivable from Stockholders.

                                eMACHINES, INC.

                         NOTES TO FINANCIAL STATEMENTS

       Years Ended December 30, 2000 and December 31, 1999 and the Period
           from September 18, 1998 (inception) to December 31, 1998.
                    (in thousands, except share information)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

   eMachines, Inc. (the "Company"), a Delaware corporation, distributes personal computers, or PCs, and provides Internet advertising programs using client-server software, in-box promotions and keyboards that provide one-touch access to selected Web sites.

   On March 29, 2000 the Company completed its initial public offering of 20,000,000 shares of the Company's common stock for proceeds of $180,000 before $15,018 in offering costs. Upon completion of the offering all outstanding shares of preferred stock, totaling 41,913,255 shares were converted one for one into common shares. See Note 7.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation--The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in affiliates in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method.

   Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of net revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Cash Equivalents--Cash equivalents consist primarily of investments in commercial paper, repurchase agreements and money market funds. The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

   Investments--The Company accounts for investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments consist primarily of highly liquid commercial paper and short-term investment securities ("marketable securities") and equity securities. Marketable securities with a maturity of less than one year but greater than three months when purchased are classified as short-term investments. Marketable securities with a maturity greater than one year when purchased are classified as long-term investments and are included in other assets in the accompanying consolidated balance sheets. Marketable securities are categorized as either held-to-maturity or available-for-sale. Marketable securities categorized as available-for-sale are carried at fair value. Fair value of marketable securities is determined by the quoted market prices for each investment. Unrealized holding gains and losses on investments available-for-sale are included as a component of shareholder's equity until realized. Marketable securities categorized as held to maturity are carried at amortized cost (unless there is a decline in the value of the individual securities that is other than temporary). Realized gains and losses are recognized in the statement of operations in the period that they are earned or incurred.

   Concentration of Credit Risk--Financial instruments that potentially subject the Company to credit risk are principally cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents are deposited with high credit quality financial institutions. Accounts receivable are primarily derived from net revenues earned from retail customers in the United States and are denominated in U.S. dollars.

                                eMACHINES, INC.

The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. The Company's sales are concentrated in the U.S. retail channel and, as a result, the Company maintains individually significant receivable balances with certain retailers. While the Company frequently monitors and manages this risk, financial difficulties on the part of one or more of the Company's retail customers may have a material adverse effect on the Company. For the year ended December 30, 2000, Best Buy, Circuit City, and Office Depot accounted for 28%, 19% and 10% of gross revenues, respectively. These customers accounted for approximately 52%, 9% and 4% of total accounts receivable at December 30, 2000, respectively. For the year ended December 31, 1999, Office Depot, Circuit City, Best Buy, Inc., and MicroCenter accounted for 20%, 20%, 21%, and 7% of gross revenues, respectively. These customers accounted for approximately 13%, 7%, 36%, and 7% of total accounts receivable at December 31, 1999, respectively. For the period from September 18, 1998 (inception) to December 31, 1998, Office Depot, Best Buy, Inc. and MicroCenter accounted for 31%, 24% and 15% of gross revenue, respectively.

   Financial Instruments--SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure about the fair value of financial instruments whether or not such instruments are recognized in the balance sheet. Due to the short-term nature of the Company's financial instruments, other than notes receivable from stockholders and subordinated notes payable to stockholders, fair values are not materially different from their carrying values. The fair values of notes receivable from stockholders and subordinated notes payable to stockholders cannot be determined due to their related party nature.

   Inventories--Inventories consist principally of personal computers and monitors and are stated at the lower of cost, determined by the moving average method, or market.

   Property and Equipment--Property and equipment are stated at cost. Depreciation and amortization is provided for over the estimated useful lives of the assets, or the related lease terms if shorter, using the straight-line method.

   Goodwill--The excess of business combination costs over the fair value of net assets acquired (goodwill) and intangible assets are amortized using the straight-line method over their estimated useful lives of three years.

   Impairment of Long-lived and Intangible Assets--The Company evaluates long-lived assets, which include property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

   Revenue Recognition, Returns and Sales Incentives--Revenue on product sales is recognized upon shipment. Revenue is recorded net of allowances for rebates and other sales incentives. The allowances for sales returns, rebates and other sales incentives are accrued concurrently with the recognition of revenue. Upon shipment, the Company also provides for the estimated cost that may be incurred for product warranties and post-sales support. Products are sold to customers under a limited one-year warranty against material defects, which period is covered by the terms provided to the Company by the product's manufacturer, a related party (see Note 9). Deferred revenue represents payments received in advance from consumers who purchase the Company's PCs and enter into contracts obligating the Company to provide technical support for extended periods of time, generally 3 years. Revenue from these extended service contracts is recognized ratably over the term of the contracts as the services are performed. Internet revenues consist primarily of ISP fees, upfront bundling fees, registration fees, bounty fees, click fees and revenue sharing programs.

   Stock-Based Compensation--The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25,
                                eMACHINES, INC.

"Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock options issued to nonemployees in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

   Income Taxes--The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred income tax liabilities and assets for the expected future income tax consequences of events that have been included in the financial statements or income tax returns. Under this method, deferred income tax liabilities and assets are determined based on the temporary difference between the financial statement and income tax basis of assets and liabilities using presently enacted tax rates in effect. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts that are more likely than not to be realized.

   Net Loss Per Share--The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share" which requires dual presentation of basic earnings per share ("EPS") and diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares and potentially dilutive shares outstanding during the period. Potential common shares consist of shares issuable upon the exercise of stock options and warrants using the treasury stock method and convertible preferred stock. Potentially dilutive shares are excluded from the computation in loss periods as their effect would be antidilutive. The following table sets forth potentially dilutive securities that were excluded in the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive.

                                                                 Period from
                                                                September 18,
                                                                    1998
                                                                 (inception)
                                       Year Ended   Year Ended       to
                                      December 30, December 31, December 31,
                                          2000         1999         1998
                                      ------------ ------------ -------------
   Dilutive effect of Stock Options
    and Warrants.....................     556,334     166,809      32,785
   Dilutive effect of Preferred
    Shares...........................   9,755,033   8,480,041         --
                                       ----------   ---------      ------
   Diluted Weighted Average Shares...  10,311,367   8,646,850      32,785
                                       ==========   =========      ======

   Reclassification--Certain reclassifications have been made to the 1999 and 1998 consolidated financial statements to conform to the 2000 consolidated financial statement presentation.

   Effects of Recent Accounting Pronouncements--In June 1998, June 1999 and June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities--An Amendment of SFAS No. 133." SFAS No. 133, as amended requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. The Company does not currently participate in hedging activities or own derivative instruments. The Company's adoption of SFAS No. 133, as amended, in the first quarter of 2001 did not have a material impact on its consolidated financial statements.

                                eMACHINES, INC.

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

   In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements which summarizes the views of the staff of the SEC in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000 and June 2000 the SEC issued SAB No. 101A and SAB No. 101B, which delayed the implementation dates of SAB No. 101. SAB No. 101, as amended, outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company's revenue recognition policies are in accordance with SAB No. 101.

3. BUSINESS COMBINATION

   Effective January 14, 2000, the Company acquired FreePC, Inc. ("FreePC"). To consummate the merger the Company issued 3,995,633 shares of common stock, 10,175,516 shares of Series B preferred stock, 7,458,370 shares of Series C preferred stock, and warrants to purchase 9,269,834 shares of the Company's common stock, in exchange for all of the outstanding shares of capital stock of FreePC. In addition, the Company reserved 4,130,342 shares of its common stock for issuance upon the exercise of 2,891,275 FreePC and Guide.com (a predecessor of FreePC) common stock options assumed in connection with the acquisition, plus 1,239,067 warrants issuable upon exercise of the options. The exchange ratio was approximately 1.1 shares of the Company's capital stock and warrants to purchase approximately 0.47 shares of the Company's common stock for each share of FreePC capital stock and options to purchase FreePC common stock. The transaction was accounted for using the purchase method of accounting. The purchase price, based on an independent valuation, was approximately $150,083, including approximately $83 for professional fees. The fair value of the securities exchanged or assumed in connection with the acquisition was as follows:

   Common and preferred stock.......................................... $135,600
   Common stock warrants...............................................    1,100
   Options assumed, including warrants issuable upon exercise..........   13,300
                                                                        --------
                                                                        $150,000
                                                                        ========

   With respect to the options assumed as part of the acquisition, all vested and unvested FreePC options exchanged for Company options are included as part of the purchase price. The total estimated purchase price for the FreePC acquisition was allocated as follows to assets and liabilities based on managements best estimates of their fair value with the excess costs over the net assets acquired of $141,527 being allocated to goodwill.

   Workforce.......................................................... $  5,300
   Goodwill...........................................................  141,527
   Fair value of net assets...........................................    3,256
                                                                       --------
                                                                       $150,083
                                                                       ========

                                eMACHINES, INC.

   The intangible assets resulting from the purchase transaction are being amortized over their estimated useful lives of three years using the straight-line method. During the second quarter of 2000 the Company wrote-off $2,754 of the workforce intangible asset as a result of a reduction in the workforce acquired from FreePC. During the fourth quarter of 2000, the Company re-evaluated the carrying value of the intangible assets acquired from FreePC and recorded an impairment charge of $85,784 since the estimated fair value of the intangible assets was less than the recorded amount. The fair value of the intangible assets was estimated utilizing valuation principles and methodologies consistent with those used in the independent valuation of the FreePC purchase price. The Company reduced its estimates of the intangible asset fair values because of reduced expectations for its Internet business and significant declines in the value of Internet companies during the fourth quarter of 2000.

   The operating results of FreePC are included in the Company's consolidated financial statements from the date of acquisition. The unaudited pro forma consolidated information set forth below presents the consolidated results of operations as if the acquisition had occurred at the beginning of 1999. These unaudited pro forma consolidated results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred if the acquisition had taken place at the beginning of the period presented or the results that may occur in the future.

                                                           Years Ended
                                                    --------------------------
                                                    December 30,  December 31,
                                                        2000          1999
                                                     Pro Forma     Pro Forma
                                                    ------------  ------------
   Net revenues.................................... $    684,160  $   815,518
   Net loss attributable to common stockholders....     (224,280)     (88,229)
   Net loss per share attributable to common
    stockholders:
   Basic and diluted............................... $      (1.71) $     (1.21)
   Shares used in computing pro forma net loss per
    share attributable to common stockholders:
   Basic and diluted...............................  131,017,278   72,928,887

4. INVESTMENTS

   The following is a summary of short-term investments being held to maturity.

                                                       December 30, December 31,
                                                           2000         1999
                                                       ------------ ------------
   Aggregate market...................................    $6,908      $19,906
   Gross unrealized gains.............................         7            9
   Amortized cost basis for:
   Commercial paper...................................     6,901       14,920
   U.S. government debt securities....................       --         4,977

   Gross unrealized losses on short-term investments during the year ended December 30, 2000, and the year ended December 31, 1999, were not significant. Interest and investment income of $12,724 and $2,645 is included in interest and other income (expense), net, in the accompanying consolidated statement of operations for the year ended December 30, 2000, and the year ended December 31, 1999, respectively. The $6,901 of short-term investments held as of December 30, 2000 mature in March 2001.

                                eMACHINES, INC.

   As of December 30, 2000, two long-term investments were categorized as available-for-sale and were included in other assets in the accompanying consolidated balance sheet as follows:

                                                           Debt  Equity  Total
                                                          ------ ------  ------
   Amortized cost........................................ $3,184 $2,638  $5,822
   Unrealized loss.......................................    --  (1,353) (1,353)
                                                          ------ ------  ------
   Fair value............................................ $3,184 $1,285  $4,469
                                                          ====== ======  ======

5. PROPERTY AND EQUIPMENT

   Property and equipment, net consists of:

                                              Useful  December 30, December 31,
                                               Lives      2000         1999
                                              ------- ------------ ------------
Furniture and office equipment............... 5 years   $   737      $   417
Computers and information systems............ 5 years     3,011        1,040
Machinery and equipment...................... 5 years       248          231
Motor vehicles............................... 5 years        94           94
Leasehold improvements....................... 5 years       771          332
                                                        -------      -------
                                                          4,861        2,114
Accumulated depreciation and amortization....            (1,450)        (287)
                                                        -------      -------
Property and equipment, net..................           $ 3,411      $ 1,827
                                                        =======      =======

6. SUBORDINATED NOTES PAYABLE TO STOCKHOLDERS

   On December 18, 1998, the Company issued subordinated notes payable to TriGem and Korea Data Systems America, both stockholders of the Company (see
Note 10), in the amount of $270 and $290, respectively, bearing interest at 5.79%. In the fourth quarter of 2000, the Company repaid the note payable to TriGem. Interest on the remaining note payable to Korea Data Systems is due each May 31 and November 30. Principal and any unpaid interest are due on June 7, 2004. The note may be prepaid at the Company's option without penalty.

7. STOCKHOLDERS' EQUITY

 Capital Stock Transactions

   Initial public offering--On March 29, 2000 the Company completed its initial public offering of 20,000,000 shares of the Company's common stock for proceeds of $180,000 before $15,018 in offering costs. Upon completion of the offering all outstanding shares of preferred stock, totaling 41,913,255 shares were converted one for one into common shares.

   Investment in Alorica, Inc.--On August 1, 2000, the Company issued 550,000 shares of the Company's common stock valued at $1,237 to Alorica, Inc. ("Alorica"), in connection with the Company's investment in and relationship with Alorica. The Company accounts for its investment in Alorica using the equity method of accounting. The investment in and equity income in the Company's investment in Alorica is not significant.

   Preferred stock--In January 2000, the Company issued 10,175,516 shares of Series B Preferred Stock and 7,458,370 shares of Series C Preferred Stock in connection with its acquisition of FreePC (See Note 3). On August 18, 1999 the Company issued 24,279,369 shares of Series A Preferred Stock (including
                                eMACHINES, INC.

5,560,776 shares issued upon regulatory approval in September 1999) for proceeds of $146,275 (net of approximately $8,738 in offering costs). Upon completion of its initial public offering, all outstanding shares of Series A, B and C preferred stock, totaling 41,913,255 shares, were converted one for one into common shares. The Series A Preferred Stock was mandatorily redeemable for cash for an amount equal to the sum of the original issue price plus cumulative but unpaid dividends. Accretion of the Series A Preferred Stock to its redemption value in the amount of $2,346 in 2000 and $3,739 in 1999 is reflected in the consolidated statements of operations from date of issuance through the conversion date. The Company's certificate of incorporation and bylaws authorize the Board of Directors to designate preferred stock with special rights, including voting and dividend rights, that could make it more difficult for a third party to acquire the Company, including takeover attempts that might result in a premium over the market price for shares of the Company's common stock. The Company's charter documents also eliminate the right of stockholders to call a special meeting of stockholders, require stockholders to comply with advance notice requirements before raising a matter at a meeting of stockholders and eliminate the ability of stockholders to take action by written consent.

   Company Formation and Notes Receivable from Stockholders--In June 1999, the Company's founding stockholders formally executed a stock purchase agreement that defines the terms and conditions of the Company's initial capitalization. The stock purchase agreement memorializes the agreements under which the stockholders of the Company had been operating since inception. The Company issued 77,600,000 shares of common stock to the founding stockholders for an aggregate purchase price of $1,940. Of the total, $1,440 was received in cash in the fourth quarter of 1998 and $500 was received in June 1999 in the form of promissory notes, which bear interest at an annual rate of 5.79% and are due on June 7, 2004. The notes are collateralized by a pledge of the Company's common stock and are full recourse notes. During the year ended December 30, 2000, $300 of promissory notes payable to the Company were repaid. The 57,600,000 shares issued in June 1999 for which cash consideration was received in the fourth quarter of 1998 have been treated as issued and outstanding since incorporation. The remaining 20,000,000 shares issued in June 1999, which were evidenced by promissory notes, have been reflected as outstanding since that date.

 Stock Warrants

   FreePC Warrants--In January 2000, in connection with the acquisition of FreePC (see Note 3), the Company issued warrants to the former stockholders of FreePC to purchase 9,269,834 shares of the Company's common stock. All of the warrants are exercisable for $17.13 per share through the first anniversary date of the Company's IPO (March 29, 2001). Pursuant to the terms of the acquisition agreement, the Company is also required to issue warrants to the holders of FreePC options assumed by the Company upon exercise of such options. These warrants are exercisable for $17.13 per share through the one year anniversary date of the Company's IPO (March 29, 2001), except that with respect to any portion of the FreePC options that vest after February 27, 2001, the warrants issuable with respect to such portion are exercisable for 30 days after such portion of the FreePC options first vests. Additional information regarding these warrants as of December 30, 2000, is as follows:



       Warrants
       Issuable                    Warrants Outstanding and Exercisable
       --------                --------------------------------------------
        Number                 Number
          of                     of              Weighted Average Remaining
        Shares                 Shares             Contractual Life (Days)
        ------                 -------           --------------------------
       245,120                 559,441                     89



   America Online Agreement and Warrants--In June 1999, a Marketing Agreement with America Online, Inc. ("AOL") was executed whereby the Company agreed to pre-install and distribute America Online's AOL and CompuServe services or other AOL products and services on the Company's PCs. The agreement also provides for an Internet Service Provider ("ISP") rebate program. Under the terms of this agreement, consumers who purchase the Company's PCs and enter into a three-year Internet service contract with AOL's
                                eMACHINES, INC.

CompuServe service are eligible to receive an ISP rebate directly from AOL of up to $400 (dollars not in thousands). AOL is obligated to offer the rebates for two years, which commenced with the program's launch in the third quarter of 1999. The Marketing Agreement expires in June 2004 and contains an additional five-year renewal option.

   Additionally, the Marketing Agreement required the Company issue AOL warrants, subject to AOL's participation in a Series A Preferred Stock financing. Accordingly, AOL was granted warrants to purchase common stock at an aggregate exercise price of $12,500. The warrants vested immediately on the grant date and expire five years after the date of grant. The number of shares that may be purchased upon exercise of the warrant, according to the terms of the Marketing Agreement, was equal to the aggregate exercise price divided by the greater of 1.25 times the initial public offering price of the Company's common stock and $7.98. In the event a successful initial public offering was not completed, the number of shares issuable upon exercise of the warrant was equal to the aggregate exercise price of the warrant divided by $11.82. Concurrent with the completion of the initial public offering of the Company's common stock in March 2000, the exercise price and number of shares that may be purchased was calculated to be $11.25 per share by multiplying 1.25 times the initial public offering price of $9.00. The number of shares that may be purchased was calculated to be 1,111,111 shares by dividing the aggregate exercise price of $12,500 by the exercise price of $11.25 per share.

   The AOL warrants vested immediately on the grant date and are not subject to forfeiture for any reason. In accordance with Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", the Company estimated the fair value of the warrants at $1,700 using the Black-Scholes option pricing model and the following assumptions: fair value of underlying common stock of $6.38 per share, risk-free interest rate of 5.9%, volatility of 50.0%, term to expiration of five years and dividend yield of zero. The fair value of the Company's common stock of $6.38 per share was based on the Series A preferred stock financing which included AOL and certain other unrelated third parties. The estimated fair value of the warrants of $1,700 was recorded as a deferred cost which is included in other assets on the accompanying consolidated balance sheets, and is being amortized to expense over the 5 year term of the marketing agreement. Amortization expense associated with the warrant was approximately $444 in 2000 and $113 in 1999. As of December 30, 2000, none of the warrants issued to AOL had been exercised.

 Stock Options

   Stock option plan--The Company has a stock option plan (the Plan) under which employees, consultants and directors may be granted options to purchase common stock up to an aggregate of 5,000,000 shares. The Plan, as approved by the Company's stockholders in March 2000, provides for an annual increase to the number of options grantable, effective on the first day of the Company's fiscal year, beginning in 2001, equal to the lesser of (i) 2,000,000 shares of common stock, (ii) 4% of the Company's outstanding shares of common stock on the first day of the current fiscal year, or (iii) a lesser amount determined by the Board of Directors. Options are generally granted at not less than the fair market value at grant date, vest over four years, and expire ten years after the grant date. The Company's Board of Directors is authorized to grant options outside of the plan. When the exercise price of employee stock options equals the fair value of the underlying stock on the date of grant, no compensation expense is recorded. Compensation expense is recognized for the fair value of options granted to nonemployees and to the extent the fair value of the underlying stock exceeds the exercise price of employee stock options. The fair value of options granted to nonemployees during the period from September 18, 1998 (inception) to December 31, 1998 was not significant. In December 1999, the Company granted 52,000 options to nonemployees with a weighted average exercise price of $6.37 per share. The options were valued at approximately $133 using the Black-Scholes option pricing model and the following assumptions: risk-free interest rate of 5.35 percent,
                                eMACHINES, INC.

expected lives of five years, volatility of 44 percent, and dividend yield of zero. During 1999 approximately $86 of stock-based compensation was recognized in connection with these options. During the year ended December 31, 1999 and the period from September 18, 1998 (inception) to December 31, 1998, the Company issued employee common stock options with exercise prices less than the fair value of its underlying common stock. The weighted average fair value of the common stock, based upon securities transactions entered into by the Company with certain unrelated third parties, was $6.45 per share for the year ended December 31, 1999 and $6.38 per share for the period from September 18, 1998 (inception) through December 31, 1998. Accordingly, the Company recorded the intrinsic value of such options of $2,305 and $588 for the year ended December 31, 1999 and for the period from September 18, 1998 (inception) through December 31, 1998, respectively. Stock-based compensation of $297, $1,332, and $11 was amortized to expense during the years ended December 30, 2000, and December 31, 1999, and the period from September 18, 1998 (inception) to December 31, 1998, respectively. At December 30, 2000, the Company had $1,253 in unearned stock compensation related to these options, which will be amortized to expense through 2004.

   A summary of option transactions follows:

                                          Plan                                   Non-Plan
                         ---------------------------------------- ----------------------------------------
                                        Weighted      Range of                   Weighted      Range of
                         Number of      Average       Exercise    Number of      Average       Exercise
                           Shares    Exercise Price    Prices       Shares    Exercise Price    Prices
                         ----------  -------------- ------------- ----------  -------------- -------------
Granted during 1998.....    270,000      $0.06      $0.03 - $0.13
                         ----------
Outstanding,
 December 31, 1998......    270,000       0.06       0.03 -  0.13
Granted.................    677,200       4.99       0.13 -  8.00    357,897      $2.39      $1.61 - $3.75
Canceled................    (88,800)      0.31       0.03 -  3.75
                         ----------                               ----------
Outstanding,
 December 31, 1999......    858,400       4.15       0.03 -  8.00    357,897       2.39       1.61 -  3.75
Granted.................  4,369,647       4.14       0.38 -  9.00  2,000,000       9.00          9.00
Assumed.................        --         --            --        2,891,275       1.72       0.01 -  8.00
Exercised...............   (108,305)      2.09       0.03 -  8.00 (1,186,631)      0.33       0.01 -  8.00
Cancelled............... (2,083,292)      5.57       0.13 -  9.00 (1,190,308)      2.78       0.01 -  8.00
                         ----------                               ----------
Outstanding,
 December 30, 2000......  3,036,450      $3.24      $0.13 - $9.00  2,872,233      $7.00      $0.01 - $8.00
                         ==========                               ==========

   As of December 30, 2000, there were 1,855,245 shares available for future grant under the Plan.

   Additional information regarding options outstanding as of December 30, 2000 is as follows:

                                                Plan
                   ---------------------------------------------------------------
                         Options Outstanding             Options Exercisable
                   -------------------------------- ------------------------------
                                         Weighted                       Weighted
                             Weighted-   Average            Weighted-   Average
                              Average   Remaining   Number   Average   Remaining
                   Number of Exercise  Contractural   of    Exercise  Contractural
 Exercise Prices    Shares     Price   Life (years) Shares    Price   Life (years)
 ----------------  --------- --------- ------------ ------- --------- ------------
 $ 0.01 - $  1.00    584,433  $ 0.38       9.5       47,440   $0.08       7.9
 $ 1.01 - $  2.00    288,460    1.13       9.3       17,920    1.25       8.4
 $ 2.01 - $  4.00  1,473,443    2.56       9.5       60,621    2.44       9.4
 $ 4.01 - $  6.00     94,514    4.85       9.3        7,551    4.78       9.3
 $ 6.01 - $  9.00    595,600    8.49       9.2       42,740    8.76       9.2
                   ---------                        -------
                   3,036,450  $ 3.24       9.4      176,272   $3.32       8.8
                   =========                        =======
                                              Non-Plan
                   ---------------------------------------------------------------
                         Options Outstanding             Options Exercisable
                   -------------------------------- ------------------------------
                                         Weighted                       Weighted
                             Weighted-   Average            Weighted-   Average
                              Average   Remaining   Number   Average   Remaining
                   Number of Exercise  Contractural   of    Exercise  Contractural
 Exercise Prices    Shares     Price   Life (years) Shares    Price   Life (years)
------------------ --------- --------- ------------ ------- --------- ------------
 $ 0.01 - $  1.00    380,223   $0.44       6.8      155,017   $0.46       7.0
 $ 1.01 - $  2.00    227,897    1.61       8.6       75,964    1.61       8.6
 $ 2.01 - $  4.00    124,400    3.75       9.0       26,160    3.75       9.0
 $ 4.01 - $  6.00
 $ 6.01 - $  9.00  2,139,703    8.93       9.2       62,260    8.00       9.0
                   ---------                        -------
                   2,872,233   $7.00       8.8      319,401   $2.47       7.9
                   =========                        =======

                                eMACHINES, INC.

   Accounting for Stock-Based Compensation--As permitted under SFAS No. 123, the Company has elected to follow APB Opinion No. 25 and related Interpretations in accounting for stock-based awards to employees. Pro forma information regarding net income and earnings per share is required by SFAS No.
123. This information is required to be determined as if the Company had accounted for its stock-based awards to employees under the fair value method of that statement. The fair value of each option grant was estimated on the date of grant using the minimum value option-pricing model for grants made prior to the Company's initial public offering in March 2000 and using the Black-Scholes option-pricing model for grants made subsequent to the Company's initial public offering. The following weighted-average assumptions were used to estimate the fair value of option grants during the periods indicated:

                                                                Period from
                                    Year Ended   Year Ended  September 18, 1998
                                   December 30, December 31,   (inception) to
                                       2000         1999     December 31, 1998
                                   ------------ ------------ ------------------
   Risk-free interest rate........     6.1 %        5.2%            4.4 %
   Dividend yield.................     --           --              --
   Volatility.....................     113 %        --              --
   Expected option life (years)...       5            5               5

   These option-pricing models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. The weighted-average estimated fair value of employee stock options granted during the years ended December 30, 2000 and December 31, 1999, and the period from September 18, 1998 (inception) to December 31, 1998,was $2.19, $2.59 and $4.41 per share, respectively.

   For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options' vesting period. Had the Company accounted for its stock-based awards to employees under the fair value method prescribed by SFAS No. 123, the net loss and net loss per share reported during the years ended December 30, 2000 and December 31, 1999, and the period from September 18, 1998 (inception) through December 31, 1998 would have been as follows:

                                                               Period from
                                   Year Ended   Year Ended  September 18, 1998
                                  December 30, December 31,   (inception) to
                                      2000         1999     December 31, 1998
                                  ------------ ------------ ------------------
Net loss attributable to common
 stockholders:
  As reported....................  $(221,447)    $(9,467)        $(2,802)
  Pro forma......................   (223,430)     (9,506)         (2,805)

Net loss per share attributable
 to common stockholders:
  Basic and diluted-as reported..  $   (1.69)    $ (0.14)        $ (0.05)
  Basic and diluted-pro forma....      (1.71)      (0.14)          (0.05)

   Employee Stock Purchase Plan--In March 2000 the Company's stockholders approved the adoption of the 2000 Employee Stock Purchase Plan (the "ESPP") and the reservation of up to 300,000 shares of common stock for issuance under such plan, plus an annual increase effective on the first day of the Company's fiscal year, beginning the on the first day of fiscal 2001, equal to the lesser of (i) 300,000 shares of common stock, (ii) 1% of the outstanding shares of common stock on such date, or (iii) a lesser amount as determined by the Board of Directors. The ESPP, which is intended to qualify under Section 423 of the Internal Revenue Code, contains consecutive, overlapping, twenty-four month offering periods. Each offering period includes four six-month purchase periods. The offering periods generally start on the first trading day on or after May 1 and November 1 of each year and end on the last trading day on or before April 30, 2002.

                                eMACHINES, INC.

Substantially all employees are eligible to participate in the ESPP. The ESPP permits participants to purchase common stock through payroll deductions of up to 10% of the participants' compensation, as defined in the ESPP. The maximum number of shares a participant may purchase during a single purchase period is 5,000 shares. Amounts deducted and accumulated by the participant are used to purchase shares of common stock at the end of each purchase period. The price of stock purchased under the ESPP is generally 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the purchase period. In the event the fair market value at the end of a purchase period is less than the fair market value at the beginning of the offering period, the participants will be withdrawn from the current offering period following exercise and automatically re-enrolled in a new offering period. The new offering period will use the lower fair market value as of the first date of the new offering period to determine the purchase price for future purchase periods. Participants may end their participation at any time during an offering period, and they will be paid their payroll deductions to date. Participation ends automatically upon termination of employment with the Company. During 2000, 32,896 shares were issued under the ESPP at a weighted average price of $0.66 per share.

8. INCOME TAXES

   The Company's deferred income tax assets are comprised of the following:

                                       December 30, December 31, December 31,
                                           2000         1999         1998
                                       ------------ ------------ ------------
   Reserves not recognized for income
    tax purposes......................   $ 10,947     $   947      $   169
   Accrued expenses...................      4,777       1,618          844
   Net operating loss carryforwards...     24,106         --           168
   AMT credits........................        --          397          --
   Valuation allowance................    (39,830)     (2,962)      (1,181)
                                         --------     -------      -------
     Net deferred income tax assets...   $    --      $   --       $   --
                                         ========     =======      =======

   The Company has established a 100% valuation allowance due to the uncertainty of realizing future income tax benefits from its deferred income tax assets.

   The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before taxes as follows:

                                                                 Period from
                                                                September 18,
                                                                    1998
                                       Year Ended   Year Ended   (inception)
                                      December 30, December 31,  to December
                                          2000         1999       31, 1998
                                      ------------ ------------ -------------
   Tax benefit computed at federal
    statutory rate...................    (35.0)%      (35.0)%       (35.0)%
   Non-deductible goodwill...........     21.6          --            --
   Stock-based compensation..........                   8.1
   State taxes and other.............      2.5          2.5           0.8
   Increase in valuation allowance...     10.9         24.4          34.2
                                         -----        -----         -----
   Total.............................      -- %         -- %          -- %
                                         =====        =====         =====

   As of December 30, 2000, the Company has federal and state net operating losses of approximately $54 million and $27 million, respectively which expire in 2020 and 2010, respectively.

                                eMACHINES, INC.

9. COMMITMENTS AND CONTINGENCIES

   Operating Leases--The Company leases its corporate office and warehouse space under an operating lease expiring in 2004. The lease, which is guaranteed by KDS America, a stockholder, is renewable at the Company's option for an additional five-year term. The Company assumed operating leases in connection with the acquisition of FreePC, Inc. Future minimum rental commitments under total lease agreements as of December 30, 2000, are as follows:

   2001................................................................. $ 2,147
   2002.................................................................   1,934
   2003.................................................................   1,719
   2004.................................................................     604
   2005.................................................................     327
                                                                         -------
                                                                         $ 6,731
                                                                         =======

   Rental expenses under operating leases during years ended December 30, 2000 and December 31, 1999, and for the period from September 18, 1998 (inception) to December 31, 1998 amounted to approximately $3,274, $1,064 and $6, respectively.

   During the year ended December 30, 2000, the Company leased its Pasadena facility from idealab!, Inc., a related party (see Note 10--Other Related Party Transactions). Total rental expense under the lease for the year ended December 30, 2000 was $464. The lease was cancelled in January 2001.

   For the first nine months of 2000 and the year 1999, the Company sublet a portion of its warehouse space to TriGem America Corporation, a related party (see Note 10). The total rental income received under the sublease amounted to approximately $312 and $347 during the years ended December 30, 2000 and December 31, 1999, respectively. Beginning late in September 2000, the Company no longer sublet warehouse space.

   Letter of Credit Agreement--During 2000 the Company entered into a commercial letter of credit agreement with a bank. The Company is required to collateralize letters of credit issued under the agreement, with certificates of deposit held at the bank. As of December 30, 2000, $8,900 of letters of credit were outstanding and were collateralized by the certificates of deposits classified as restricted cash on the accompanying consolidated balance sheet.

   Legal Proceedings--In July 1999, Compaq Computer Corporation filed a complaint against the Company, TriGem Computer, TriGem America and Korea Data Systems as defendants in the U.S. District Court for the Southern District of Texas based on the defendants alleged infringement of 13 patents held by Compaq related to improved system processing speed, enhanced video graphics, peripheral compatibility and overall system architecture. The complaint seeks an accounting, treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys' fees and other unspecified damages. The Company filed a response in September 1999, seeking declaratory judgment of noninfringement and invalidity of Compaq's patents and asserting counterclaims against Compaq that included false and misleading advertising under the Lanham Act, business disparagement and unfair competition under Texas common law. Discovery in this case is progressing. The Company is currently unable to estimate total expenses, possible loss or range of loss that may be ultimately connected with these allegations. The Company is indemnified against liability under the terms of its PC supply agreement. The Company cannot assure you that Compaq will not succeed in obtaining monetary damages or an injunction against the production of the Company's PC products. The Company's defense of the claims could result in significant expenses and diversion of managements attention and other resources. Although the Company believes its direct financial exposure is limited under its indemnification arrangements,
                                eMACHINES, INC.

the results of complex litigation of this sort are inherently uncertain and difficult to predict, and the Company cannot guarantee that the results of this litigation will not significantly harm its business, particularly if the results affect production of its PCs.

   Packard Bell filed a complaint on October 6, 1999 in the U.S. District Court for the Eastern District of California, alleging patent infringement of Packard Bell patents that it asserts relate to the (i) graphics controller, (ii) parallel port controller, and (iii) bus interface of the Company's eTower machine. The Company filed a response in January 2000 disputing infringement and asserting that the patents at issue are invalid. In August 2000, NEC Corp. substituted in as plaintiff in the case. After substitutions the Court granted NEC's motion to amend the complaint in September 2000 to add an additional claim of patent infringement against the now-discontinued eSlate related to a sleep mode feature for laptop computers. The Company is in the early stages of discovery. As a result, the Company is currently unable to estimate total expenses, possible loss or range of loss that may be ultimately connected with these allegations. The Company is indemnified against liability under the terms of its PC supply agreement. The Company cannot assure you that NEC will not succeed in obtaining monetary damages or an injunction against the production of the Company's PC products. The Company's defense of the claims could result in significant expenses and diversion of managements attention and other resources. Although the Company believes its direct financial exposure is limited under its indemnification arrangements, the results of complex litigation of this sort are inherently uncertain and difficult to predict, and the Company cannot guarantee that the results of this litigation will not significantly harm its business, particularly if the results affect production of its PCs.

   In October 1999, David Packard, on behalf of a putative nationwide class, filed a complaint against the Company as a defendant in the U.S. District Court for the Eastern District of Texas based on the Company's alleged sale of defective goods. Essentially identical complaints were filed contemporaneously against Compaq, Hewlett-Packard and Packard Bell. The complaints claim that a chip in the defendants respective PC products contains a defect that may cause an error to occur when information is written to a floppy disk. The complaint seeks unspecified monetary damages, injunctive relief and declaratory relief. The lawsuit against the Company is in the early stages and it has not yet filed a response. Although the Company believes that it has meritorious defenses and intends to vigorously defend itself in this action, this type of litigation is inherently complex and unpredictable. The Company cannot assure you that the suit will not succeed in obtaining unspecified monetary damages, injunctive or declaratory relief against the production of its PC products. The Company's defense of the claims could result in significant expenses and diversion of managements attention and other resources. The Company cannot guarantee that the results of this litigation will not significantly harm its business.

   In September 2000, Monster Cable Products, Inc., filed a complaint against the Company in the U.S. District Court for the Northern District of California. The complaint alleges trademark infringement and dilution and unfair competition arising out of the Company's use of the mark EMONSTER. Monster Cable Products is seeking injunctive relief and monetary damages in excess of $30 million. In November 2000, the Company answered the complaint by denying all of Monster Cable Products claims. Although the Company believes that it has meritorious defenses and intends to defend itself vigorously in this action, given the early stage of this litigation and the inherent uncertainty of any litigation, the Company cannot assure you that its defense will be successful. The Company's defense of the claims could result in significant expenses and diversion of managements attention and other resources. The Company cannot guarantee that the results of this litigation will not significantly harm its business. Trial is scheduled for May 2002.

   Various other lawsuits, claims and proceedings have been or may be asserted against the Company, including, without limitation, those related to product liability, intellectual property, Internet content, privacy, safety and health and employment matters. Litigation is expensive and time consuming regardless of the merits of the claim and could divert managements attention from the Company's business. The Company cannot
                                eMACHINES, INC.

predict the outcome of any litigation. Some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, and it may incur significant costs defending itself.

   Employment Agreements--In August 1999, the Company entered into an amended and restated employment agreement (the "CEO Employment Agreement") with its President and Chief Executive Officer, who is also a stockholder. Under the terms of the agreement the Company is obligated for a three-year term, commencing September 18, 1998, to pay the executive officer a minimum annual salary of $300 and an annual bonus. From September 18, 1998 through June 30, 1999, the bonus was equal to $1 for each CPU unit (dollars not in thousands) shipped. In August 1999, the Company granted the executive a fully vested, non-forfeitable option to purchase 227,897 shares of the Company's common stock at an exercise price of $1.61 per share, which is less than the fair value of the underlying common stock. The fair value of the common stock based upon securities transactions entered into by the Company with certain unrelated third parties, was $6.38 per share at the time the Company became obligated to grant the option. Accordingly, in August 1999 the Company recorded stock compensation expense of $1,084 as the intrinsic value of the option which is reflected as selling and marketing expense in the statement of operations.

10. RELATED PARTIES

   Manufacture and Supply of PCs and Monitors and PC Repair Service--Two of the Company's major stockholders, TriGem Corporation and KDS America, are the wholly owned subsidiaries of Korean companies; TriGem Computer and Korea Data Systems Co. Ltd. ("KDS Ltd."), respectively. TriGem Corporation merged with and into TriGem America Corporation ("TriGem America") in April 2000. References to TriGem America subsequent to April 2000 reflect this merger and references to TriGem Corporation prior to April 2000 do not reflect this merger. All of the PCs that have been sold by the Company are manufactured by TriGem Computer, except for the eOne and eSlate, which were manufactured by KDS Ltd. All of the monitors sold by the Company through August 2000 were either manufactured by KDS Ltd., or supplied by KDS Ltd. through its relationship with Jean Company Ltd. ("Jean"), an unrelated third party. In August 2000 the Company began purchasing monitors from another unrelated party.

   During the period from September 18, 1998 (inception) to December 31, 1998, the Company purchased its PCs and monitors from TriGem America, a wholly owned subsidiary of TriGem Computer, and Korea Data Systems (USA), Inc. ("KDS USA"), respectively. Under an agreement between the Company, TriGem America, KDS Ltd., Jean, and KDS USA, $57,785 of the Company's accounts payable obligations as of December 31, 1998 to TriGem America, KDS Ltd., and Jean, collectively, were transferred to KDS USA. KDS USA is wholly owned by a Board member of the Company. During the years ended December 30, 2000 and December 31, 1999, the Company purchased its PCs and monitors directly from KDS USA.

   During the year ended December 30, 2000, the Company purchased $731,109 of inventories from KDS USA. During the year ended December 31, 1999 and the period from September 18, 1998 (inception) to December 31, 1998, the Company purchased $805,372 and $70,989, respectively, of inventories from TriGem Corporation and KDS USA, collectively, under extended payment terms which resulted in an effective interest rate of 12% from September 18, 1998 (inception) through March 31, 1999 and 10% from April 1, 1999 through August 18, 1999. Approximately $6,530 and $889 of finance charges were incurred during the year ended December 31, 1999 and the period from September 18, 1998 (inception) through December 31, 1998, respectively, as a result of this extended payment term arrangement. Subsequent to the Series A Preferred Stock financing (See Note 6--Preferred Stock) in August 1999, the Company ceased financing its inventory purchases through extended payment terms.

   On January 24, 2000, the Company entered into an Original Design Manufacture Agreement ("ODM Agreement") with TriGem Computer. Pursuant to the agreement, TriGem Computer agreed to design, procure
                                eMACHINES, INC.

and assemble certain computer components, and to provide support for the assembled products. The Company pays TriGem Computer for its supply and services on a "cost plus" basis, which price is adjusted monthly based upon TriGem Computer's then current costs. The agreement requires the Company to issue requisitions and purchase orders to TriGem Computer each month. TriGem Computer is obligated to meet such purchase orders based on the projections the Company provides to TriGem Computer in an annual plan. TriGem Computer has provided several warranties to the Company, including that all of its products will be free from defects in design, material and workmanship. The agreement provides the Company certain remedies in the event that products sold to the Company by TriGem Computer are defective. Commencing with the execution of the agreement on January 24, 2000, these remedies include reimbursing the Company for the costs of defective products. The agreement also provides that the Company may be reimbursed by TriGem Computer for all reasonable costs related to defective products that might arise with respect to products sold to the Company prior to January 24, 2000, which amounted to approximately $890 in 2000 and $12,900 in 1999. The term of the agreement is for two years, and automatically renews for one-year periods, unless either party provides written notice of its intent to terminate one hundred and eighty days prior to the expiration of the initial term or any subsequent term.

   PC repair services for PCs returned to the Company by its customers were provided to the Company by TriGem America during the year ended December 30, 2000 pursuant to the ODM Agreement entered into with TriGem Computer in January 2000. Under the terms of the arrangement, the Company sends PC returns from both its retail customers and end-users to TriGem America. The Company is entitled to receive full credit from TriGem for retail customer returns determined to be defective and the Company credits its retail customer for such defective returns. If retail customer returns are determined to be nondefective, TriGem America charges the Company $130 per unit (dollars not in thousands). Alternatively, the Company is assessed a $22.50 per unit service charge (dollars not in thousands) for end-user returns that are determined to be nondefective. If end-user returns are defective, the PC is repaired by TriGem America and returned to the end-user at no charge to the Company. During the year ended December 31, 1999 and the period from September 18, 1998 (inception) to December 31, 1998, the Company had another arrangement with TriGem America to provide PC repair services for PCs returned to the Company by its customers. Under the terms of that arrangement, the Company was assessed a $15 per unit service charge (dollars not in thousands) for the testing and repackaging of PC returns determined to be nondefective. For the years ended December 30, 2000 and December 31, 1999, and the period from September 18, 1998 (inception) to December 31, 1998, PC repair service charges under these arrangements, which are included in cost of revenues, amounted to approximately $11,899, $1,855 and $43, respectively.

   Accounts payable to KDS USA and TriGem America for inventory purchases and PC repair services totaled approximately $58,862 at December 30, 2000 and $133,815 at December 31, 1999.

   Trademark Assignment Agreement--Under an agreement entered into on June 10, 1999, and amended on August 16, 1999, KDS America transferred to the Company the trademark "E-MACHINES" for 419,538 shares of the Company's common stock, which the Company issued to KDS America on August 18, 1999. The trademark was recorded at KDS Americas' historical cost basis of $50 and is included in other assets in the accompanying consolidated balance sheet. In connection with the agreement the Company agreed to license to KDS America use of the trademark in the Republic of Korea.

   Customer Service and Technical Support--In 2000, the Company entered into a support agreement and securities purchase agreement with Alorica (see Note 7-- Investment in Alorica, Inc.). Under the support agreement, Alorica provides the Company's customers with support services, such as product registration, technical support and other related services. Total payments to Alorica under the support agreement during the year ended December 30, 2000 amounted to $6,974 and are included in customer service and technical support in the accompanying consolidated statement of operations. As of December 30, 2000, $1,270 in accrued technical support expenses payable to Alorica are included in accrued expenses and other current liabilities.

                                eMACHINES, INC.

   Other Related Party Transactions--During the year ended December 30, 2000, the Company leased its Pasadena facility from idealab!, Inc., a related party through common ownership by Bill Gross, a former member of the Company's Board of Directors and stockholder of the Company (See Note 9). In addition, the Company earned $3,377 and $1,628 of its Internet revenues in 2000 and 1999, respectively, from certain entities owned or affiliated by common ownership with idealab!, Inc. (the idealab! related entities), and AOL pursuant to its Marketing Agreement with AOL, a stockholder (see Note 7--America Online Agreement and Warrants). Accounts receivable from idealab! related entities and AOL amounted to $801 at December 30, 2000 and $1,444 at December 31, 1999.

11. SUBSEQUENT EVENTS

   Employment Agreement--On February 23, 2001, the Company entered into an employment agreement with Wayne R. Inouye to serve in the capacity of President and Chief Executive Officer ("CEO") of the Company. Under the terms of the agreement, the Company is obligated for a two-year term, commencing on March 4, 2001, (the "CEO Term") to pay the CEO a minimum annual salary of $480. Further, the Company is obligated to pay Mr. Wayne R. Inouye a minimum annual salary of $120 for a one-year term, immediately after the end of the CEO Term. The CEO is also entitled to a signing bonus of $2,358, of which $738 vests ratably on a monthly basis from March 4, 2001 through April 24, 2002. In addition, the Company granted the CEO options to purchase 5,000,000 shares of the Company's common stock, as well as an additional $1,000 bonus payable in accordance with the provisions of the agreement.

   Potential Delisting from the Nasdaq National Market (unaudited)--On March 21, 2001, Nasdaq advised the Company that it had decided to delist its common stock from The Nasdaq National Market because of the Company's failure to comply with Nasdaq's $1 minimum bid price requirement. The Company has requested an appeal of the delisting decision before a Nasdaq listing qualifications panel.

   Settlement Agreement with Former CEO (unaudited)--Effective March 4, 2001, the Company's then existing CEO resigned from his positions as an officer and director of the Company pursuant to the terms of a settlement agreement dated February 25, 2001. Under the terms of the settlement agreement, the Company agreed to pay the former executive, who is also a stockholder, a total of $1,600 in three installments during 2001 and to forgive a $200 promissory note receivable, plus all accrued interest, from the former executive (see Note 7-- Company Formation and Notes Receivable from Stockholders). The former executive is also entitled to receive a lump sum payment of $302, representing his remaining salary and accrued vacation through the end of the original employment agreement. As a result of the resignation, options previously granted to the former executive to purchase 2,227,897 shares of the Company's common stock were cancelled.

   Announcement of Restructuring Plan (unaudited)--In March 2001, the Company announced a major initiative to streamline its operations, and reduce its exposure to the Internet advertising market by eliminating resources dedicated to Internet products, such as eWare, eKeys and pop-up advertising, and focusing on Internet service provider (ISP) products. The Company expects to take a restructuring charge of approximately $3,700 in the first quarter of 2001. Included in the charge will be costs associated with Internet business unit staff reductions covering approximately 16% of its total workforce, and the closure of various sales and development facilities around the country.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

   The information called for by Part III of Form 10-K (consisting of Item 10-- Directors and Executive Officers of the Registrant, Item 11--Executive Compensation, Item 12--Security Ownership of Certain Beneficial Owners and Management and Item 13--Certain Relationships and Transactions) is incorporated by reference from our definitive proxy statement, which we will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   The following documents are filed as part of this Annual Report on Form 10-
K:

Financial Statements and Financial Statement Schedules

   See Index to Consolidated Financial Statements and Financial Statement Schedules at Item 8 on page 31 of this Report.

Exhibits

 Exhibit #                        Description of Exhibit
 ---------                        ----------------------
  2.1      Agreement and Plan of Reorganization by and among eMachines,
           eMachines Acquisition Corp. and FreePC, Inc. dated as of November
           24, 1999 (incorporated by reference to Exhibit 2.1 to eMachines'
           registration statement on Form S-1 (file No. 333-86219) effective
           March 23, 2000 (the "S-1 Registration Statement"))

  2.2 Amendment No. 1 to Agreement and Plan of Reorganization by and among eMachines, eMachines Acquisition Corp. and FreePC, Inc. dated as of January 13, 2000 (incorporated by reference to Exhibit 2.2 to the S-
           1 Registration Statement)

  3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the S-1 Registration Statement)

  3.2      Amended and Restated Bylaws (incorporated by reference to Exhibit
           3.4 to the S-1 Registration Statement)

  4.1      Specimen Common Stock Certificate (incorporated by reference to
           Exhibit 4.1 to the S-1 Registration Statement)

 10.1 Form of Security Agreement entered into between eMachines and Stephen A. Dukker dated as of June 10, 1999 (incorporated by reference to Exhibit 10.1 to the S-1 Registration Statement)

 10.2      Form of Promissory Note from Stephen A. Dukker dated as of June 10,
           1999 (incorporated by reference to Exhibit 10.2 to the S-1
           Registration Statement)

 10.3      Amended and Restated Rights and Restrictions Agreement dated as of
           August 18, 1999 (incorporated by reference to Exhibit 10.3 to the S-
           1 Registration Statement)

 10.4      Subordinated Promissory Note dated as of June 7, 1999 for Korea Data
           Systems America, Inc. (incorporated by reference to Exhibit 10.5 to the S-1 Registration Statement)

 10.5* Form of Indemnification Agreement between eMachines and each of Steven Miller, Stephen Dukker, Lap Shun Hui, Chul Chung, Hong Soon
           Lee, Jung Koh, Nathan Morton and C. Toms Newby III (incorporated by reference to Exhibit 10.6 to the S-1 Registration Statement)

 10.6* 1998 Stock Plan (as amended and restated) and form of agreements thereunder (incorporated by reference to Exhibit 10.7 to the S-1
           Registration Statement)

 10.7 Marketing Agreement between eMachines and America Online, Inc. dated as of June 17, 1999 (incorporated by reference to Exhibit 10.8 to the S-1 Registration Statement)

 10.8      Trademark Assignment Agreement dated as of June 10, 1999
           (incorporated by reference to Exhibit 10.10 to the S-1 Registration
           Statement)

 10.9      Agreement (Amending Trademark Assignment) dated as of August 16,
           1999 (incorporated by reference to Exhibit 10.11 to the S-1
           Registration Statement)

 Exhibit #                        Description of Exhibit
 ---------                        ----------------------
 10.10     Industrial Lease between eMachines and the Irvine Company dated as of November 30, 1998 (incorporated by reference to Exhibit 10.12 to the S-1 Registration Statement)

 10.11     Common Stock Purchase Warrant issued on August 18, 1999 to America
           Online, Inc. (incorporated by reference to Exhibit 10.13 to the S-1
           Registration Statement)

 10.12     Rights and Restrictions Agreement dated January 14, 2000
           (incorporated by reference to Exhibit 10.15 to the S-1 Registration
           Statement)

 10.13     Agreement of sublease between FreePC, Inc. and Bill Gross' idealab!
           dated as of June 29, 1999 (incorporated by reference to Exhibit
           10.16 to the S-1 Registration Statement)

 10.14*    FreePC, Inc. 1999 Stock Plan and form of agreements thereunder
           (incorporated by reference to Exhibit 10.17 to the S-1 Registration
           Statement)

 10.15     Original Design Manufacturer Agreement between TriGem Computer, Inc.
           and eMachines dated as of January 24, 2000 (incorporated by reference to Exhibit 10.20 to the S-1 Registration Statement)

 10.16     Common Stock Purchase Warrant issued in September 1999 to America
           Online, Inc. (incorporated by reference to Exhibit 10.23 to the S-1
           Registration Statement)

 10.17 Form of Warrant to Purchase Shares of Common Stock issued pursuant to the acquisition of FreePC, Inc. (incorporated by reference to Exhibit 10.24 to the S-1 Registration Statement)

 10.18*    2000 Employee Stock Purchase Plan (incorporated by reference to
           Exhibit 10.25 to the S-1 Registration Statement)

 10.19* Form of Stand-alone Stock Option Agreement (incorporated by reference to Exhibit 10.26 to the S-1 Registration Statement)

 10.20*    Employment Agreement between eMachines and John Dickinson dated July
           4, 2000 (incorporated by reference to the Company's quarterly report on Form 10-Q for the period ended July 1, 2000)

 10.21* Confidential Settlement Agreement and Mutual Release between eMachines and Stephen Dukker dated February 25, 2001 (incorporated by reference to the Company's form 8-K filed on March 6, 2001)

 10.22*    Employment Agreement between eMachines and Wayne R. Inouye dated
           February 23, 2001 (incorporated by reference to the Company's form
           8-K filed on March 8, 2001)

 10.23*    Employment Agreement between eMachines and John A. Muskovich dated
           December 18, 2000 (incorporated by reference to the Company's form
           8-K filed on March 8, 2001)

 10.24+    Heads of Agreement between eMachines and DSG Retail Limited dated
           June 12, 2000

 10.25     First Amendment to Marketing Agreement between eMachines and America
           Online, Inc. dated May 25, 2000

 10.26     Second Amendment to Marketing Agreement between eMachines and
           America Online, Inc. dated October 5, 2000

 10.27     Third Amendment to Marketing Agreement between eMachines and America
           Online, Inc., dated November 1, 2000

 21.1      List of Subsidiaries

 23.1      Consent of Deloitte & Touche, LLP, Independent Accountants

--------
*  Indicates a management contract or compensatory plan or arrangement.
+ Confidential treatment has been requested for portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The omitted portions of the exhibit have been separately filed with the Securities and Exchange Commission.

   We will furnish upon request any exhibit described above upon payment of our reasonable expenses for furnishing the exhibit.

Reports on Form 8-K

   Since the beginning of the fourth quarter of 2000, we filed the following reports on Form 8-K:

  . A report dated October 30, 2000, reporting under Item 5 our earnings for the quarter ended September 30, 2000.

  . A report dated December 22, 2000, reporting under Item 5 our receipt of a letter dated December 20, 2000, from The Nasdaq Stock Market stating that our common stock may be delisted from trading on or about March 20, 2001 if the minimum bid price of our common stock does not equal or exceed $1.00 per share for a minimum of ten consecutive trading days ending prior to such date.

  . A report dated March 8, 2001, reporting under Item 5 the results of our quarter and fiscal year ended December 30, 2000, the hiring of Wayne R. Inouye as our President and Chief Executive Officer and John A. Muskovich as our Executive Vice President and Chief Financial Officer and the resignation of Stephen A. Dukker as our President, Chief Executive Officer and member of our board of directors.

  . A report dated March 27, 2001, reporting under Item 5 our receipt of a letter dated March 21, 2001, from the Nasdaq Stock Market, Inc. advising us of Nasdaq's decision to delist our common stock from The Nasdaq National Market because of our failure to comply with Nasdaq's $1 minimum bid price requirement and our request for an appeal.

                                eMACHINES, INC.

                         FINANCIAL STATEMENT SCHEDULES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                               Additions
                                    Balance    charged to             Balance
                                  at beginning  costs &              at end of
           Description             of period    expenses  Deductions  period
           -----------            ------------ ---------- ---------- ---------
Allowance for doubtful accounts
 receivable:
Period from September 18
 (inception), 1998 to December
 31, 1998........................    $  --      $    50    $    --    $    50
Year ended December 31, 1999.....        50         200         --        250
Year ended December 30, 2000.....       250       2,811      (1,583)    1,478
Allowance for sales returns:
Period from September 18
 (inception), 1998 to December
 31, 1998........................    $  --      $   189    $    --    $   189
Year ended December 31, 1999.....       189       2,158        (437)    1,910

Year ended December 30, 2000.....     1,946       5,171      (2,476)    4,641
Inventory reserve for lower of
 cost or market:
Period from September 18
 (inception), 1998 to December
 31, 1998........................    $  --      $   --     $    --    $   --
Year ended December 31, 1999.....       --          533         (31)      502
Year ended December 30, 2000.....       502      30,324     (18,389)   12,437

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

To the Board of Directors and Stockholders of eMachines, Inc.
Irvine, California

We have audited the consolidated financial statements of eMachines, Inc. and subsidiaries as of December 30, 2000 and December 31, 1999, and for the two years ended December 30, 2000 and the period from September 18, 1998 (inception) through December 31, 1998, and have issued our report thereon dated February 23, 2001; such report is included elsewhere on this Form 10-K. Our audits also included the financial statement schedule of eMachines, Inc. and subsidiaries, listed in Item 15. Such financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
March 29, 2001

                                   SIGNATURES

   Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2001.

                                          Emachines, INC.

                                                    /s/ Wayne R. Inouye
                                          By: _________________________________
                                                      Wayne R. Inouye
                                               President and Chief Executive
                                                          Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below on March 30, 2001:

              Signature                             Title
              ---------                             -----

         /s/ Wayne R. Inouye           Director, President and Chief
______________________________________  Executive Officer (principal
           Wayne R. Inouye              executive officer)

          /s/ John Muskovich           Executive Vice President and
______________________________________  Chief Financial Officer
            John Muskovich              (principal financial officer
                                        and principal accounting
                                        officer)

          /s/ Hong Soon Lee            Director
______________________________________
            Hong Soon Lee

           /s/ Michael Hong            Director
______________________________________
             Michael Hong

           /s/ Lap Shun Hui            Director
______________________________________
             Lap Shun Hui

             /s/ Jung Koh              Director
______________________________________
               Jung Koh

          /s/ Nathan Morton            Director
______________________________________
            Nathan Morton

                                       Director
______________________________________
           Yasuhiro Tsubota

                                 EXHIBIT INDEX

 Exhibit # Description of Exhibit
 --------- ----------------------
  2.1      Agreement and Plan of Reorganization by and among eMachines,
           eMachines Acquisition Corp. and FreePC, Inc. dated as of November
           24, 1999 (incorporated by reference to Exhibit 2.1 to eMachines'
           registration statement on Form S-1 (file No. 333-86219) effective
           March 23, 2000 (the "S-1 Registration Statement"))

  2.2 Amendment No. 1 to Agreement and Plan of Reorganization by and among eMachines, eMachines Acquisition Corp. and FreePC, Inc. dated as of January 13, 2000 (incorporated by reference to Exhibit 2.2 to the S-
           1 Registration Statement)

  3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the S-1 Registration Statement)

  3.2      Amended and Restated Bylaws (incorporated by reference to Exhibit
           3.4 to the S-1 Registration Statement)

  4.1      Specimen Common Stock Certificate (incorporated by reference to
           Exhibit 4.1 to the S-1 Registration Statement)

 10.1 Form of Security Agreement entered into between eMachines and Stephen A. Dukker dated as of June 10, 1999 (incorporated by reference to Exhibit 10.1 to the S-1 Registration Statement)

 10.2      Form of Promissory Note from Stephen A. Dukker dated as of June 10,
           1999 (incorporated by reference to Exhibit 10.2 to the S-1
           Registration Statement).

 10.3      Amended and Restated Rights and Restrictions Agreement dated as of
           August 18, 1999 (incorporated by reference to Exhibit 10.3 to the S-
           1 Registration Statement)

 10.4      Subordinated Promissory Note dated as of June 7, 1999 for Korea Data
           Systems America, Inc. (incorporated by reference to Exhibit 10.5 to the S-1 Registration Statement)

 10.5* Form of Indemnification Agreement between eMachines and each of Steven Miller, Stephen Dukker, Lap Shun Hui, Chul Chung, Hong Soon
           Lee, Jung Koh, Nathan Morton and C. Toms Newby III (incorporated by reference to Exhibit 10.6 to the S-1 Registration Statement)

 10.6* 1998 Stock Plan (as amended and restated) and form of agreements thereunder (incorporated by reference to Exhibit 10.7 to the S-1
           Registration Statement)

 10.7 Marketing Agreement between eMachines and America Online, Inc. dated as of June 17, 1999 (incorporated by reference to Exhibit 10.8 to the S-1 Registration Statement)

 10.8      Trademark Assignment Agreement dated as of June 10, 1999
           (incorporated by reference to Exhibit 10.10 to the S-1 Registration
           Statement)

 10.9      Agreement (Amending Trademark Assignment) dated as of August 16,
           1999 (incorporated by reference to Exhibit 10.11 to the S-1
           Registration Statement)

 10.10 Industrial Lease between eMachines and the Irvine Company dated as of November 30, 1998 (incorporated by reference to Exhibit 10.12 to the S-1 Registration Statement)

 10.11     Common Stock Purchase Warrant issued on August 18, 1999 to America
           Online, Inc. (incorporated by reference to Exhibit 10.13 to the S-1
           Registration Statement)

 10.12     Rights and Restrictions Agreement dated January 14, 2000
           (incorporated by reference to Exhibit 10.15 to the S-1 Registration
           Statement)

 10.13     Agreement of sublease between FreePC, Inc. and Bill Gross' idealab!
           dated as of June 29, 1999 (incorporated by reference to Exhibit
           10.16 to the S-1 Registration Statement)

 Exhibit # Description of Exhibit
 --------- ----------------------
 10.14*    FreePC, Inc. 1999 Stock Plan and form of agreements thereunder
           (incorporated by reference to Exhibit 10.17 to the S-1 Registration
           Statement)

 10.15     Original Design Manufacturer Agreement between TriGem Computer, Inc.
           and eMachines dated as of January 24, 2000 (incorporated by reference to Exhibit 10.20 to the S-1 Registration Statement)

 10.16     Common Stock Purchase Warrant issued in September 1999 to America
           Online, Inc. (incorporated by reference to Exhibit 10.23 to the S-1
           Registration Statement)

 10.17 Form of Warrant to Purchase Shares of Common Stock issued pursuant to the acquisition of FreePC, Inc. (incorporated by reference to Exhibit 10.24 to the S-1 Registration Statement)

 10.18*    2000 Employee Stock Purchase Plan (incorporated by reference to
           Exhibit 10.25 to the S-1 Registration Statement)

 10.19* Form of Stand-alone Stock Option Agreement (incorporated by reference to Exhibit 10.26 to the S-1 Registration Statement)

 10.20*    Employment Agreement between eMachines and John Dickinson dated July
           4, 2000 (incorporated by reference to the Company's quarterly report on Form 10-Q for the period ended July 1, 2000)

 10.21* Confidential Settlement Agreement and Mutual Release between eMachines and Stephen Dukker dated February 25, 2001 (incorporated by reference to the Company's form 8-K filed on March 6, 2001)

 10.22*    Employment Agreement between eMachines and Wayne R. Inouye dated
           February 23, 2001 (incorporated by reference to the Company's form
           8-K filed on March 8, 2001)

 10.23*    Employment Agreement between eMachines and John A. Muskovich dated
           December 18, 2000 (incorporated by reference to the Company's form
           8-K filed on March 8, 2001)

 10.24+    Heads of Agreement between eMachines and DSG Retail Limited dated
           June 12, 2000

 10.25     First Amendment to Marketing Agreement between eMachines and America
           Online, Inc. dated May 25, 2000

 10.26     Second Amendment to Marketing Agreement between eMachines and
           America Online, Inc. dated October 5, 2000

 10.27     Third Amendment to Marketing Agreement between eMachines and America
           Online, Inc., dated November 1, 2000

 21.1      List of Subsidiaries

 23.1      Consent of Deloitte & Touche, LLP, Independent Accountants

--------
*  Indicates a management contract or compensatory plan or arrangement.
+ Confidential treatment has been requested for portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The omitted portions of the exhibit have been separately filed with the Securities and Exchange Commission.