Form 10-Q
period 2001-03-31
EMACHINES INC /DE/
filed 2001-05-15
CIK 1090710

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

    For the quarterly period ended March 31, 2001

                                       OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from ______________ to ______________

                         Commission File No. 000-29715

                              -----------------

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

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of May 10, 2001, there were 145,481,826 shares of the Registrant's Common Stock outstanding.

===============================================================================
                                eMachines, Inc.

                                     INDEX

                         PART I--FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
 Item 1. Condensed Consolidated Financial Statements:
         Condensed Consolidated Balance Sheets at March 31, 2001 and
         December 30, 2000..............................................     2
         Condensed Consolidated Statements of Operations for the
         Quarters Ended
         March 31, 2001 and April 1, 2000...............................     3
         Condensed Consolidated Statements of Cash Flows for the
         Quarters Ended March 31,
         2001 and April 1, 2000.........................................     4
         Notes to Condensed Consolidated Financial Statements...........     5
         Management's Discussion and Analysis of Financial Condition and
 Item 2. Results of Operations..........................................    11
 Item 3. Quantitative and Qualitative Disclosure About Market Risk......    27

                           PART II--OTHER INFORMATION

 Item 1. Legal Proceedings..............................................    28
 Item 2. Changes in Securities and Use of Proceeds......................    28
 Item 3. Defaults Upon Senior Securities................................    28
 Item 4. Submission of Matters to a Vote of Security Holders............    28
 Item 5. Other Information..............................................    28
 Item 6. Exhibits and Reports on Form 8-K...............................    29

   In this Report, "eMachines," the "Company," "we," "us" and "our" collectively refers to eMachines, Inc. and its wholly-owned subsidiaries, unless the context otherwise requires.

PART I

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                eMachines, Inc.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      March 31, 2001 and December 30, 2000
                    (in thousands, except share information)

                                                        March 31,  December 30,
                                                          2001         2000
                                                        ---------  ------------
                        ASSETS
                        ------
Current assets:
  Cash and cash equivalents............................ $ 144,169   $  96,883
  Restricted cash......................................    11,333       9,124
  Short-term investments...............................       --        6,901
  Accounts receivable, less allowances ($4,294 at March
   31, 2001 and $6,119 at December 30, 2000)...........    56,424      91,767
  Inventories..........................................    95,941     163,703
  Prepaid and other current assets.....................     5,843       2,400
                                                        ---------   ---------
    Total current assets...............................   313,710     370,778
Property and equipment, net............................     3,070       3,411
Intangible assets, net.................................    10,466      11,927
Other assets...........................................     4,427       7,921
                                                        ---------   ---------
                                                        $ 331,673   $ 394,037
                                                        =========   =========


         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------


Current liabilities:
  Accounts payable--related-party...................... $  58,101   $  58,862
  Accounts payable.....................................     6,662      25,948
  Accrued rebates......................................    16,290      34,037
  Accrued royalties payable............................    10,234      11,382
  Accrued expenses and other current liabilities.......    29,215      22,886
                                                        ---------   ---------
    Total current liabilities..........................   120,502     153,115
Deferred revenue--non-current portion..................     1,247       1,529
                                                        ---------   ---------
Subordinated note payable to stockholder...............       290         290
                                                        ---------   ---------
Stockholders' equity:
  Preferred stock--undesignated, $.01 par value;
   35,000,000 shares authorized; no shares
   outstanding.........................................       --          --
  Common stock, $.0000125 par value; 350,000,000 shares
   authorized at March 31, 2001; 145,477,758 shares
   outstanding at March 31, 2001 and 145,459,825 shares
   outstanding at December 30, 2000....................         2           2
  Additional paid-in capital...........................   475,631     475,623
  Unearned stock compensation..........................    (1,193)     (1,253)
  Note receivable from stockholder.....................       --         (200)
  Accumulated deficit..................................  (264,806)   (233,716)
  Accumulated other comprehensive loss.................       --       (1,353)
                                                        ---------   ---------
    Total stockholders' equity.........................   209,634     239,103
                                                        ---------   ---------
                                                        $ 331,673   $ 394,037
                                                        =========   =========

   The accompanying notes are an integral part of these consolidated financial statements.

                                eMachines, Inc.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                Quarters Ended March 31, 2001 and April 1, 2000
                    (in thousands, except share information)

                                                          Quarters Ended
                                                     -------------------------
                                                      March 31,     April 1,
                                                         2001         2000
                                                     ------------  -----------
Net revenues:
  Hardware.......................................... $    134,435  $   246,443
  Internet..........................................        1,751        3,397
                                                     ------------  -----------
    Net revenues....................................      136,186      249,840
                                                     ------------  -----------
Cost of revenues:
  Hardware..........................................      146,037      234,979
  Internet..........................................          588          353
                                                     ------------  -----------
    Cost of revenues................................      146,625      235,332
                                                     ------------  -----------
  Gross profit (loss)...............................      (10,439)      14,508

Operating expenses:
  Sales and marketing (includes $21 and $22 of non-
   cash stock-based compensation in 2001 and 2000,
   respectively)....................................        4,330        6,060
  Customer service and technical support............        2,456        3,775
  General and administrative (includes $39 and $69
   of non-cash stock-based compensation in 2001 and
   2000, respectively)..............................       14,746        5,926
  Amortization of intangible assets.................        1,461       10,196
                                                     ------------  -----------
    Total operating expenses........................       22,993       25,957
                                                     ------------  -----------
Loss from operations................................      (33,432)     (11,449)
Interest and other income, net......................        2,342        1,899
                                                     ------------  -----------
Net loss............................................      (31,090)      (9,550)

Accretion of mandatorily redeemable preferred stock
 to redemption value................................          --        (2,346)
                                                     ------------  -----------
Net loss attributable to common stockholders........ $    (31,090) $   (11,896)
                                                     ============  ===========
Net loss per share attributable to common
 stockholders:
  Basic and diluted................................. $      (0.21) $     (0.13)
                                                     ============  ===========
Shares used to compute net loss per share:
  Basic and diluted.................................  145,473,944   88,216,680
                                                     ============  ===========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                eMachines, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                Quarters Ended March 31, 2001 and April 1, 2000
                                 (in thousands)

                                                              Quarters Ended
                                                            -------------------
                                                            March 31,  April 1,
                                                              2001       2000
                                                            ---------  --------
Cash flows from operating activities:
 Net loss.................................................. $(31,090)  $ (9,550)
 Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Provision for bad debts, sales returns and sales
   incentives..............................................    2,544      1,008
  Depreciation and amortization............................    1,777     10,406
  Loss on retirement of assets.............................      202        --
  Stock-based compensation expense.........................       60         91
  Forgiveness of note receivable from stockholder..........      200        --
 Changes in operating assets and liabilities:
  Increase in restricted cash..............................   (2,209)       --
  Accounts receivable......................................   32,799      3,730
  Inventories..............................................   67,762     (2,009)
  Prepaid and other current assets.........................   (3,443)       727
  Other assets.............................................     (790)      (130)
  Accounts payable-related party...........................     (761)    (9,470)
  Accounts payable.........................................  (19,288)    (3,480)
  Accrued rebates..........................................  (17,747)     7,626
  Accrued royalties payable................................   (1,148)       807
  Accrued expenses and other current liabilities...........    6,330      2,859
  Deferred revenue--non-current portion....................     (282)       707
                                                            --------   --------
  Net cash provided by operating activities................   34,916      3,322
                                                            --------   --------
Cash flows provided by investing activities:
 Cash acquired in business combination.....................      --       5,651
 Cash provided upon maturity of short-term investments.....    6,901     19,897
 Other assets..............................................    5,638     (5,750)
 Acquisition of property and equipment.....................     (177)      (140)
                                                            --------   --------
  Net cash provided by investing activities................   12,362     19,658
                                                            --------   --------
Cash flows from financing activities:
 Proceeds from issuance of common stock in connection with
  initial public offering, net of offering costs...........      --     164,982
 Proceeds from issuance of common stock upon exercise of
  common stock options.....................................        8        320
                                                            --------   --------
  Net cash provided by financing activities................        8    165,302
                                                            --------   --------
Net increase in cash.......................................   47,286    188,282
Cash and cash equivalents, beginning of period.............   96,883    114,823
                                                            --------   --------
Cash and cash equivalents, end of period................... $144,169   $303,105
                                                            ========   ========
Supplemental disclosure of cash flow information:
 Cash paid for income taxes................................ $      4   $    175
                                                            ========   ========

Supplemental disclosure of non-cash financing activities:

   In March 2000, in connection with the Company's initial public offering of its common stock, all of the Company's preferred stock converted into common stock. The preferred stock had a book value of $152,360 on the conversion date. See Note 4--Stockholders' Equity.

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except share information)

NOTE 1--BASIS OF PRESENTATION

   The condensed consolidated financial statements include the accounts of eMachines, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The interim condensed consolidated financial statements are unaudited. In the opinion of management, the interim condensed consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operation and cash flows. In the fourth quarter of 1999, the Company adopted a fiscal-year convention for its year-end and quarter ends. Accordingly, the fiscal year-end is the 52 or 53-week period ending on the Saturday nearest December 31, and each fiscal quarter ends on the thirteenth Saturday of the quarterly period. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements contained in the Company's annual report on Form 10-K filed on March 30, 2001. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 29, 2001, or any other future period.

NOTE 2--EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1998, June 1999 and June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities--An Amendment of SFAS No. 133", respectively. SFAS No. 133, as amended, requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. The Company does not currently participate in hedging activities or own derivative instruments. The Company's adoption of SFAS No. 133, as amended, in the first quarter of 2001 did not have a material impact on its consolidated financial statements.

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
                                                                       --------
                                                                       $150,000
                                                                       ========

                                eMachines, Inc.

                    (In thousands, except share information)


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
                                                                       --------
                                                                       $150,083
                                                                       ========

   The intangible assets resulting from the purchase transaction are being amortized over their estimated useful lives of three years using the straight-line method. During the second quarter of 2000, the Company wrote-off $2,754 of the workforce intangible asset as a result of a reduction in the workforce acquired from FreePC. During the fourth quarter of 2000, the Company re-evaluated the carrying value of the intangible assets acquired from FreePC and recorded an impairment charge of $85,784 since the estimated fair value of the intangible assets was less than the recorded amount. The fair value of the intangible assets was estimated utilizing valuation principles and methodologies consistent with those used in the independent valuation of the FreePC purchase price. The Company reduced its estimates of the intangible asset fair values because of reduced expectations for its Internet business and significant declines in the value of Internet companies.

   The operating results of FreePC are included in the Company's condensed consolidated financial statements from the date of acquisition. The unaudited pro forma consolidated information set forth below presents the consolidated results of operations as if the acquisition had occurred at the beginning of the period presented. These unaudited pro forma consolidated results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred if the acquisition had taken place at the beginning of the period presented or the results that may occur in the future. Unaudited pro forma consolidated results of operations for the quarter ended April 1, 2000 are as follows:

                                                                 Quarter Ended
                                                                 April 1, 2000
                                                                 -------------
   Net revenues.................................................  $  249,896
   Net loss attributable to common stockholders.................     (14,729)
   Net loss per share attributable to common stockholders:
     Basic and diluted..........................................  $    (0.17)
   Shares used in computing pro forma net loss per share
    attributable to common stockholders:
     Basic and diluted..........................................  88,737,849

NOTE 4--STOCKHOLDERS' EQUITY

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

   All of the warrants issued in connection with the acquisition of FreePC to the former shareholders of FreePC to purchase shares of the Company's common stock expired unexercised on March 29, 2001 (the first anniversary date of the Company's IPO). In addition, the warrants issued in connection with the acquisition of
                                eMachines, Inc.

                    (In thousands, except share information)

FreePC to the holders of FreePC options assumed by the Company upon exercise of such options were exercisable for $17.13 per share through the one year anniversary date of the Company's IPO (March 29, 2001), except that with respect to any portion of the FreePC option that vests after February 27, 2001, the warrants issuable with respect to such portion are exercisable for 30 days after such portion of the FreePC option first vests.

NOTE 5--EARNINGS PER SHARE

   The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share" which requires dual presentation of basic earnings per share ("EPS") and diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares and potentially dilutive shares outstanding during the period. Potential common shares consist of shares issuable upon the exercise of stock options and warrants using the treasury stock method and convertible preferred stock. Potentially dilutive shares are excluded from the computation in loss periods as their effect would be antidilutive. The following table sets forth the potentially dilutive securities that were excluded in the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive.

                                                               Quarters Ended
                                                            --------------------
                                                            March 31,  April 1,
                                                              2001       2000
                                                            --------- ----------
   Dilutive effect of stock options and warrants...........  356,913   2,320,765
   Dilutive effect of preferred shares.....................      --   35,512,981
                                                             -------  ----------
   Potential dilutive securities excluded..................  356,913  37,833,746
                                                             =======  ==========

NOTE 6--LITIGATION

   In July 1999, Compaq Computer Corporation filed a complaint against the Company, TriGem Computer, TriGem America and Korea Data Systems as defendants in the U.S. District Court for the Southern District of Texas based on the defendants' alleged infringement of 13 patents held by Compaq related to improved system processing speed, enhanced video graphics, peripheral compatibility and overall system architecture. The complaint seeks an accounting, treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys' fees and other unspecified damages. The Company filed a response in September 1999, seeking declaratory judgment of noninfringement and invalidity of Compaq's patents and asserting counterclaims against Compaq that included false and misleading advertising under the Lanham Act, business disparagement and unfair competition under Texas common law. Discovery in this case has been completed. The Company is currently unable to estimate total expenses, possible loss or range of loss that may be ultimately connected with these allegations. The Company is indemnified against liability under the terms of its PC supply agreement. The Company cannot assure you that Compaq will not succeed in obtaining monetary damages or an injunction against the production of the Company's PC products. The Company's defense of the claims could result in significant expenses and diversion of management's attention and other resources. Although the Company believes that its direct financial exposure is limited under indemnification arrangements, the results of complex litigation of this sort are inherently uncertain and difficult to predict, and the Company cannot guarantee that the results of this litigation will not significantly harm its business, particularly if the results affect production of its PCs.

   Packard Bell filed a complaint on October 6, 1999 in the U.S. District Court for the Eastern District of California, alleging patent infringement of Packard Bell patents that it asserts relate to the graphics controller, parallel port controller, and bus interface of the Company's eTower machine. The Company filed a response in January 2000 disputing infringement and asserting that the patents at issue are invalid. In August 2000,
                                eMachines, Inc.

                    (In thousands, except share information)

NEC Corp. substituted in as plaintiff in the case. After substitutions the Court granted NEC's motion to amend the complaint in September 2000 to add an additional claim of patent infringement against the now-discontinued eSlate related to a sleep mode feature for laptop computers. The case is in the early stages of discovery. As a result, the Company is currently unable to estimate total expenses, possible loss or range of loss that may be ultimately connected with these allegations. The Company is indemnified against liability under the terms of its PC supply agreement. The Company cannot assure you that NEC will not succeed in obtaining monetary damages or an injunction against the production of the Company's PC products. The Company's defense of the claims could result in significant expenses and diversion of management's attention and other resources. Although the Company believes its direct financial exposure is limited under indemnification arrangements, the results of complex litigation of this sort are inherently uncertain and difficult to predict, and the Company cannot guarantee that the results of this litigation will not significantly harm its business, particularly if the results affect production of its PCs.

   In October 1999, David Packard, on behalf of a putative nationwide class, filed a complaint against the Company as a defendant in the U.S. District Court for the Eastern District of Texas based on the Company's alleged sale of defective goods. Essentially identical complaints were filed contemporaneously against Compaq, Hewlett-Packard and Packard Bell. The complaints claim that a chip in the defendants' respective PC products contains a defect that may cause an error to occur when information is written to a floppy disk. The complaint seeks unspecified monetary damages, injunctive relief and declaratory relief. The lawsuit against the Company is in the early stages and the Company has not yet filed a response. Although the Company believes that it has meritorious defenses and intends to vigorously defend itself in this action, this type of litigation is inherently complex and unpredictable. The Company cannot assure you that the suit will not succeed in obtaining unspecified monetary damages, injunctive or declaratory relief against the production of its PC products. The Company's defense of the claims could result in significant expenses and diversion of management's attention and other resources. The Company cannot guarantee that the results of this litigation will not significantly harm its business.

   In September 2000, Monster Cable Products, Inc., filed a complaint against the Company in the U.S. District Court for the Northern District of California. The complaint alleges trademark infringement and dilution and unfair competition arising out of the Company's use of the mark "EMONSTER". Monster Cable Products is seeking injunctive relief and monetary damages in excess of $30,000. The parties have reached a settlement in principle, and are in the process of negotiating the terms of a definitive written settlement agreement. During the period of negotiation, court deadlines have been put on hold. Although the parties have reached a settlement in principle, there can be no assurances that they will enter into a definitive written settlement agreement. In addition, given the early stage of the case, it is impossible to predict the likelihood of a favorable or unfavorable outcome if the settlement is unsuccessful.

   Various other lawsuits, claims and proceedings have been or may be asserted against the Company, including, without limitation, those related to product liability, intellectual property, Internet content, privacy, safety and health and employment matters. Litigation is expensive and time consuming regardless of the merits of the claim and could divert management's attention from the Company's business. The Company cannot predict the outcome of any litigation. Some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, and the Company may incur significant costs defending itself.

NOTE 7--CURRENT DEVELOPMENTS

   Agreements with Employees--On February 23, 2001, the Company entered into an employment agreement with Wayne R. Inouye to serve in the capacity of President and Chief Executive Officer ("CEO") of the Company. Under the terms of the agreement, the Company is obligated for a two-year term, commencing on
                                eMachines, Inc.

                    (In thousands, except share information)

March 4, 2001, (the "CEO Term") to pay the CEO a minimum annual salary of $480. Further, the Company is obligated to pay Mr. Wayne R. Inouye a minimum annual salary of $120 for a one-year term, immediately after the end of the CEO Term. The CEO is also entitled to a signing bonus of $2,358, of which $738 vests ratably on a monthly basis from March 4, 2001 through April 24, 2002. In addition, the Company granted the CEO options to purchase 5,000,000 shares of its common stock, as well as an additional $1,000 bonus payable in accordance with the provisions of the agreement.

   In April 2001, the Company entered into an employment agreement with Brian Firestone, its Executive Vice President, Strategy and Business Development. Mr. Firestone's employment will continue, unless otherwise terminated, until March 31, 2003. Mr. Firestone's annual base salary is $400. In addition, the Company placed $1,000 in escrow for the benefit of Mr. Firestone, to be payable on or before March 31, 2003, subject to diminution upon the occurrence of various employment and stock performance conditions. The Company also granted Mr Firestone options to purchase 2,000,000 shares of the Company's common stock.

   As of May 1, 2001, the Company had entered into three employment agreements for senior management positions. These employment contracts are all "at-will" arrangements. The combined salaries of these individuals totals $690, they have signing bonuses of approximately $182 and their first year bonuses total $135. These individuals collectively were granted options to purchase 500,000 shares (subject to board approval, an option to purchase an additional 250,000 shares is expected to be granted at the Company's next board meeting) and shall receive an interest free loan of $300. In addition, if these individuals are terminated without cause, death or disability, they will receive severance payments equal to six months base salary and, if their termination occurs prior to the end of their first year of employment, a pro rata portion of their first-year bonus.

   Effective March 4, 2001, the Company's then existing CEO resigned from his positions as an officer and director of the Company pursuant to the terms of a settlement agreement dated February 25, 2001. Under the terms of the settlement agreement, the Company agreed to pay the former executive, who is also a stockholder, a total of $1,600 in three installments during 2001 and to forgive a $200 promissory note receivable, plus all accrued interest, from the former executive. The former executive is also entitled to receive a lump sum payment of $302, representing his remaining salary and accrued vacation through the end of the original employment agreement. As a result of the resignation, options previously granted to the former executive to purchase 2,227,897 shares of the Company's common stock were cancelled.

   Severance Agreement with Executive--On April 10, 2001, the Company entered into a severance agreement and mutual release, as amended, with John Dickinson under which he has agreed to resign his employment effective July 1, 2001. Upon signing of this agreement, the Company loaned Mr. Dickinson approximately $363 interest free. Within 8 days after Mr. Dickinson's resignation, the Company has agreed to pay him approximately $612, which shall first be applied to repayment of the loan.

   Potential Delisting from the Nasdaq National Market--On March 21, 2001, Nasdaq advised the Company that it had decided to delist its common stock from The Nasdaq National Market because of the Company's failure to comply with Nasdaq's $1 minimum bid price requirement. The Company's appeal of the delisting decision before a Nasdaq listing qualifications panel was heard on May 10, 2001, but the Company has not yet heard the outcome.

   Announcement of Restructuring Plan--In March 2001, the Company announced a major initiative to streamline its operations, and reduce its exposure to the Internet advertising market by eliminating resources dedicated to Internet products, such as eWare, eKeys and pop-up advertising, and focusing on Internet service
                                eMachines, Inc.

                    (In thousands, except share information)

provider (ISP) products. The Company took a restructuring charge of approximately $3,700 in the first quarter of 2001. Included in the charge was approximately $1,500 for severance related costs associated with an estimated 21 Internet business unit staff reductions or approximately 16% of the Company's total workforce. The remaining charges consist primarily of lease exit costs, net of estimated sublease income, associated with the closure of various sales and development facilities around the country. As of March 31, 2001, none of the accrued liability had been paid out.

   Engagement of Financial Advisor--On May 7, 2001, the Company retained Credit Suisse First Boston Corporation as its financial advisor to assist in evaluating strategic alternatives, including a possible sale of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, including but not limited to statements based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us. Words such as "anticipate," "expect," "intend," "plan," "believe," "may," "will" or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risks That Could Affect Our Financial Condition and Results of Operations" set forth in this report on Form 10-Q and similar discussions in our annual report on Form 10-K for the year ended December 30, 2000, discuss the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our common stock or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail.

Overview

   We sell high-quality, low-priced personal computers, or PCs. Since our first PC shipment in November 1998, we have sold over 3.7 million PCs. In January 2000, we acquired FreePC, Inc., a provider of PC-based Internet advertising services and software. Because of the slowdown in the Internet advertising market, we have refocused our efforts away from Internet advertising to selling high-quality, low-priced PCs. In March 2000, we successfully completed the initial public offering of our common stock generating net proceeds to us of approximately $165.0 million. In the third quarter of 2000, we began selling PCs in the United Kingdom through our alliance with Dixons, a prominent European retailer.

   We were incorporated in Delaware in September 1998 by our founding stockholders, Stephen A. Dukker, TriGem Corporation and Korea Data Systems America, Inc. In April 2000, TriGem Corporation, a U.S. subsidiary of TriGem Computer, Inc., merged with TriGem America Corporation, another U.S. subsidiary of TriGem Computer, with TriGem America being the surviving corporation. The discussion in this report of our relationships with TriGem Corporation and TriGem America reflects the merger. TriGem Computer is the Korea-based manufacturer of all of our current PC offerings. Korea Data Systems America is a wholly-owned U.S. subsidiary of Korea Data Systems Co., Ltd., the Korea-based company that historically manufactured our eOne PCs, eSlate notebook PCs and our monitors, as well as a limited number of our eTower PCs for TriGem Computer. We currently purchase our monitors from a different manufacturer, although we continue to use Korea Data Systems as an alternative supplier.

   Our PCs have retail prices ranging from $399 to $1,099. We also offer integrated computing and Internet access services through our relationship with America Online and our own Internet access service.

   We outsource the design and manufacturing of our PCs and monitors as well as customer service and technical support, warehouse staffing, inspection, repair and repackaging of returned PCs, and administration of our rebate program to third parties. As a result, we have a relatively small internal organization that consisted of 118 employees at May 1, 2001. Our hardware outsourcing strategy enables us to minimize capital investment and maintain a low product cost structure. During the second quarter of 2000, we began using Alorica, Inc., as our new customer service and technical support provider. We plan to continue to establish supply relationships with other PC and monitor manufacturers to reduce our dependence on our current suppliers.

Recent Developments

   On March 21, 2001, Nasdaq advised us that it had decided to delist our common stock from The Nasdaq National Market because of our failure to comply with Nasdaq's $1 minimum bid price requirement. We have requested an appeal of the delisting decision before a Nasdaq listing qualifications panel, and we expect that our common stock will continue to be listed on The Nasdaq National Market pending the outcome of the appeal. Our appeal was heard on May 10, 2001, but we have not yet heard the outcome of the appeal. If our appeal is denied, we will not be notified until the delisting has become effective.

   In March 2001, we announced a major initiative for streamlining our operations in order to focus on our primary business of selling high-quality, low-priced PCs. As part of this restructuring plan, we will reduce our exposure to the declining Internet advertising market by eliminating resources dedicated to our Internet products, such as eWare, eKeys and pop-up advertising, and focusing on more profitable Internet service provider, or ISP, products. We took a restructuring charge of approximately $3.7 million in the first quarter of 2001. Included in the charge were costs associated with staff reductions in our Internet business unit covering approximately 16% of our total workforce, and the closure of our sales and development facilities in San Francisco and Scotts Valley, California and New York City. These actions are expected to result in a net savings of approximately $2.8 million for 2001, after taking into account an associated reduction in revenue of approximately $1.6 million.

   On May 7, 2001, the Company retained Credit Suisse First Boston Corporation as its financial advisor to assist in evaluating strategic alternatives, including a possible sale of the Company.

Results of Operations

   The following table sets forth for the quarters ended March 31, 2001 and April 1, 2000, the percentage of consolidated net revenues represented by certain items in our condensed consolidated statements of operations.

                                                               Quarters Ended
                                                             ------------------
                                                             March 31, April 1,
                                                               2001      2000
                                                             --------- --------
Net revenues:
  Hardware..................................................    98.7%    98.6%
  Internet..................................................     1.3      1.4
                                                               -----    -----
    Net revenues............................................   100.0    100.0
Cost of revenues:
  Hardware..................................................   107.3     94.1
  Internet..................................................     0.4      0.1
                                                               -----    -----
    Cost of revenues........................................   107.7     94.2
                                                               -----    -----
  Gross profit (loss).......................................    (7.7)     5.8

Operating expenses:
  Sales and marketing.......................................     3.2      2.5
  Customer service and technical support....................     1.8      1.5
  General and administrative................................    10.8      2.3
  Amortization of intangible assets.........................     1.1      4.1
                                                               -----    -----
    Total operating expenses................................    16.9     10.4
                                                               -----    -----
Loss from operations........................................   (24.6)    (4.6)
Interest and other income, net..............................     1.8      0.8
Net loss....................................................   (22.8)%   (3.8)%
                                                               =====    =====

Net Revenues

   Net Hardware Revenues. To date substantially all of our hardware revenues have been derived from sales of our PCs and monitors. We sell a variety of PC configurations and monitor models to our retail customers. Our net hardware revenues decreased to $134.4 million for the quarter ended March 31, 2001 from $246.4 million for the prior year quarter. This represents a 45.5% decrease and was primarily due to decreased unit shipments and $6.7 million of promotional discounts given due to adverse market conditions in the first quarter of 2001. PC unit shipments for the quarter ended March 31, 2001 were 287,000 units and included 31,000 units sold in the United Kingdom through a distribution and marketing program with Dixons Group. Net revenue from extended service contracts and technical support during these periods was minimal and is reported with net hardware revenues.

   Internet Revenues. Internet revenues consisted of ISP fees, upfront bundling fees, registration fees, bounty fees, click fees and revenue sharing programs. Internet revenues decreased to $1.8 million for the quarter ended March 31, 2001 from $3.4 million for the prior year quarter. This represents a 47% decrease and was primarily due to decreased PC unit shipments and the decline of the Internet advertising market. As a result of this decline, in March 2001, we announced the restructuring of our Internet business unit and incurred a non-recurring restructuring charge of $3.7 million. We have begun to implement our restructuring strategy by eliminating resources dedicated to proprietary Internet products, including eWare, eKey and pop-up advertising. Our primary near-term sources of Internet revenue will be primarily ISP-related.

Cost of Revenues

   Cost of revenues consists primarily of the cost of PCs and monitors, Microsoft software licensing costs, inbound shipping costs, inventory valuation reserves and costs of providing Internet access through e-machines.net. Cost of revenues decreased to $146.6 million for the quarter ended March 31, 2001 from $235.3 million for the prior year quarter. This decrease was primarily due to decreased unit shipments offset by approximately $8.9 million in inventory write-downs recorded in the quarter.

Gross Margin

   As a result of the $8.9 million write-down of inventory and $6.7 of promotional discounts provided to customers, cost of revenues exceeded net revenues from sales resulting in a negative gross margin of 7.7% or $10.4 million. This compares with a positive gross margin of 5.8% or $14.5 million for the year earlier quarter.

Operating Expenses

   Sales and Marketing. Sales and marketing expenses decreased to $4.3 million or 3.2% of net revenues for the quarter ended March 31, 2001, from $6.1 million or 2.5% of net revenues for the prior year quarter. This decrease was primarily due to decreased co-op advertising cost associated with decreased unit shipments and a reduction of our Internet-related sales and marketing activities, offset by additional selling and marketing expenses related to our new distribution and marketing program with Dixons Group and marketing funds provided to retail customers. We expect sales and marketing expense to increase as sales volumes increase.

   Customer Service and Technical Support. We outsource our customer service and technical support. Customer service and technical support expenses decreased to $2.5 million or 1.8% of net revenues for the quarter ended March 31, 2001, from $3.8 million or 1.5% of net revenues for the prior year quarter. This decrease is the result of decreased call volumes due to decreased unit shipments. We expect our customer service and technical support expenses to increase to the extent our sales volume increases.

   General and Administrative. General and administrative expenses consist primarily of payroll and related expenses for management and administrative personnel, outsourced warehousing activities, facilities expenses, professional service fees, travel and other general corporate expenses. Excluding the non-recurring charges for

CEO transition and Internet business restructuring of $7.5 million, as described in Note 7--"Current Developments--Settlement Agreement with Former CEO" and "--Announcement of Restructuring Plan," general and administrative expenses increased to $7.3 million, or 5.3% of net revenues, for the quarter ended March 31, 2001, from $5.9 million, or 2.3% of net revenues, for the prior year quarter. The $1.4 million increase is primarily due to increased legal fees related to ongoing litigation. Legal fees in the near future are expected to remain at current levels or increase, because of ongoing litigation.

   Amortization of Intangible Assets. Intangible assets resulted from the purchase of Free PC and are being amortized over their estimated useful lives of three years using the straight-line method. Amortization expense decreased to $1.5 million for the quarter ended March 31, 2001 from $10.2 million for the prior year quarter. This decrease is due to the $88.5 million impairment charge taken in year 2000 due to the reduction of the workforce acquired from Free PC and reduced expectations of our Internet business following the significant declines in the value of Internet companies experienced in year 2000.

   Interest and Other Income, net. Interest and other income, net increased to $2.3 million for the quarter ended March 31, 2001 from $1.9 million for the prior year quarter. Net interest income is earned from interest-bearing cash equivalents and other interest bearing short-term investments. Interest expense was insignificant for the quarter ended March 31, 2001 and for the prior year quarter.

Liquidity and Capital Resources

   We have financed our operations primarily through the sale of our capital stock and extended payment terms on our accounts payable. On March 29, 2000, we completed our initial public offering of 20,000,000 shares of our common stock, providing us with net proceeds of $165.0 million. The completion of our public offering coupled with our private placement financing in August 1999 have provided us with working capital of $193.2 million as of March 31, 2001. Of this amount, $155.5 million consisted of cash and cash equivalents, including restricted cash of $11.3 million.

   Net cash provided by operating activities was $34.9 million for the quarter ended March 31, 2001 and $3.3 million for the prior year quarter. As of March 31, 2001 cash and cash equivalents increased by $47.3 million from December 30, 2000. This improvement was achieved through sales of year-end inventory and collection of year-end receivables.

   Net cash provided by investing activities was $12.4 million for the quarter ended March 31, 2001 and $19.7 million for the prior year quarter. The primary source of cash in both of these periods was the maturity of short-term investments. In the quarter ended March 31, 2001, we sold our investment in foreign securities for $6.7 million in cash proceeds. During the quarter ended April 1, 2000, we used cash to purchase $5.75 million in foreign securities and acquired $5.7 million of cash in connection with our acquisition of FreePC, Inc.

   Net cash provided by financing activities for the quarter ended March 31, 2001 was minimal. For the quarter ended April 1, 2000, cash provided by financing activities was $165.3 million, consisting of the net proceeds from our initial public offering of common stock and proceeds from exercise of common stock options.

   We currently believe that our available funds as of March 31, 2001, will be sufficient to meet our anticipated liquidity requirements for at least the next 12 months. If additional funds are required, financing may not be available on acceptable terms, if at all, and may be dilutive to our stockholders.

Recent Accounting Pronouncements

   A discussion of recent accounting pronouncements appears in Note 2 to our Condensed Consolidated Financial Statements included with this report on Form 10-Q.

   RISKS THAT COULD AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   In addition to the factors discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and in our Form 10-K, our business, financial conditions and results of operations could be impacted by a number of factors, including without limitation the following factors.

                   Risks Principally Related to Our Business

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

   We have incurred significant net losses, and at March 31, 2001, we had an accumulated deficit of $264.8 million. We anticipate that decreased consumer demand for PCs and general weakness in retail spending will reduce sales of our PC-products and our revenues in fiscal 2001. Our operating costs have increased significantly as a result of the FreePC acquisition. We have not generated our forecasted revenue from our Internet business, and we have de-emphasized generating revenues from that business.

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

  . our ability to manage inventory supply, liquidate excess inventory and accurately predict consumer demand for our PC products and Internet services;

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

   Seasonal fluctuations may also affect our quarterly operating results. Historically, demand for PCs and PC-related services and consumer retail sales have been significantly stronger in the fourth quarter of each year and weaker in the first and second quarter of each year. We believe that the seasonal impact on our business of these cycles may increase as PCs become more consumer-oriented or entertainment-driven products and e-commerce continues to gain broader acceptance. As a result, we typically expect that net revenues from our PC business may be greater in the fourth quarter and lower in the first and second quarters of each year. These trends did not materialize in 2000, and net revenues are expected to remain lower than anticipated during the first half of 2001.

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

   Since we began selling products, we have derived a significant portion of our gross revenues from sales of our PCs and monitors to a limited number of large retailers. For the quarter ended March 31, 2001, approximately 70% of our gross revenues were from sales of PCs and monitors to Best Buy, Circuit City, and Dixons Stores Group, our three largest retail customers in the quarter ended March 31, 2001. We expect to continue to derive a significant percentage of our gross revenues from sales of PCs and monitors to a limited number of leading retailers. Our retail customers are not contractually committed to future purchases of our products and could discontinue carrying our products at any time. We compete with an increasing number of companies for access to limited shelf space with these retailers. Generally, these retailers limit the number of PC brands they carry and may stop carrying our PCs at any time. Any significant disruption of our relationship with any of our major retailers, any significant reduction in purchases by them or any significant delays in payments by them, could affect our revenues and results of operations.

   If we extend credit to retailers that do not repay us, or that pay late, we may have unexpected losses, which would significantly harm our business.

   We extend credit to our retail customers, which exposes us to credit risk. Most of our outstanding accounts receivable are from a limited number of large retailers. At March 31, 2001, our five highest outstanding accounts receivable balances totaled $45.5 million, representing 78% of our gross accounts receivable, with one customer accounting for $24.9 million, representing 43% of our gross accounts receivable. If we fail to monitor and manage effectively the resulting credit risk and a material portion of our accounts receivable is not paid in a timely manner or becomes non-collectible, our business would be significantly harmed, and we could incur a significant loss associated with any outstanding accounts receivable.

   If we lose key personnel or are unable to attract and retain additional personnel when needed, we may not be able to successfully operate our business.

   Our success depends on the skills, experience and performance of our senior management and key personnel, especially that of our President and Chief Executive Officer, Wayne R. Inouye who we hired on March 5, 2001. We must retain our senior management and key personnel and be able to attract and retain additional key personnel when needed. Competition in the PC market for these types of individuals with business and technical expertise is high. All of our senior management and key personnel are at-will employees and may terminate their employment with us at any time without warning. On March 24, 2001, Stephen A. Dukker resigned as our President, Chief Executive Officer and a member of our board of directors. On April 10, 2001, John Dickinson, Senior Vice President and General Manager of the Internet Business Unit, signed a Severance Agreement and Mutual Release whereby he will resign from the Company as of July 31, 2001. We do not maintain "key man" life insurance on any of our employees. If we lose key personnel, especially Mr. Inouye, or if we are not able to attract and retain additional personnel when needed, we may be unable to successfully introduce new products and services or otherwise implement our business strategy.

   If we are unable to manage our growth successfully and retain and integrate our new senior management team, our business could be significantly harmed.

   Our total number of employees has grown from 10 at December 31, 1998 to 118 at May 1, 2001. Our growth has placed, and will continue to place, a significant strain on our management systems, infrastructure, resources and planning and management processes.

   As we continue to operate, we will need to assimilate new employees, as well as expand, train and manage our workforce. We hired Brian Firestone as Executive Vice President, Strategy and Business Development on April 1, 2001 and Adam Andersen as our Chief Operating Officer and Senior Vice President on April 30, 2001. We have entered into employment agreements with Mike Zimmerman, Senior Vice President, Customer Care, who is expected to begin working for us on May 14, 2001, and Bob Davidson, Senior Vice President, Product Marketing, who began working for us on May 7, 2001. In addition to performing their regular duties, these individuals, as well as all new employees, must spend a significant amount of time learning our management systems and our historical business model. Our senior management team has limited experience in the management and administration of a public company. If our senior management team is unable to effectively manage our operations, integrate new employees into our business and work together as a management team, we may be unable to manage our business causing substantial harm to our business. Because most of our senior management team has recently been hired, we must integrate and retain them or our business could be significantly harmed.

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

   In January 2000, we acquired FreePC. We have had difficulty integrating the additional personnel, operations, technology and products of FreePC into our business and have lost a significant portion of the original FreePC staff, including all of FreePC's officers. The acquisition has placed additional burdens on our existing financial and managerial controls and reporting systems and procedures. The acquisition of FreePC was intended to allow us to extend our historical business as a high-quality, low-priced PC provider to include integrated computing and Internet advertising offerings. We have not realized the expected benefits from these offerings and from the acquisition of FreePC and have de-emphasized generating revenues from our Internet business. We intend to continue to make investments in complementary companies, products or technologies. If we buy a business, we could have difficulty in integrating that company's personnel and operations. An acquired company's employees, including key personnel, may decide not to work for us. If we make other types of acquisitions, we could have difficulty integrating the acquired technology or products into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. We may increase our debt or dilute our existing stockholders if we issue equity securities to pay for future acquisitions.

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

  . fluctuations in currency values, export duties, import controls and trade barriers;

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

   In July 1999, Compaq Computer Corporation filed a complaint against us, TriGem Computer, TriGem America and Korea Data Systems as defendants in the U.S. District Court for the Southern District of Texas based on the defendants' alleged infringement of 13 patents held by Compaq related to improved system processing speed, enhanced video graphics, peripheral compatibility and overall system architecture. The complaint seeks an accounting, treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys' fees and other unspecified damages. We filed a response in September 1999, seeking declaratory judgment of noninfringement and invalidity of Compaq's patents and asserting counterclaims against Compaq that included false and misleading advertising under the Lanham Act, business disparagement and unfair competition under Texas common law. Discovery in this case has been completed. We are currently unable to estimate total expenses, possible loss or range of loss that may be ultimately connected with these allegations. We are indemnified against liability under the terms of our PC supply agreement. We cannot assure you that Compaq will not succeed in obtaining monetary damages or an injunction against the production of our PC products. Our defense of the claims could result in significant expenses and diversion of management's attention and other resources. Although we believe our direct financial exposure is limited under our indemnification arrangements, the results of complex litigation of this sort are inherently uncertain and difficult to predict, and we cannot guarantee that the results of this litigation will not significantly harm our business, particularly if the results affect production of our PCs.

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

   In September 2000, Monster Cable Products, Inc., filed a complaint against us in the U.S. District Court for the Northern District of California. The complaint alleges trademark infringement and dilution and unfair competition arising out of our use of the mark "EMONSTER". Monster Cable Products is seeking injunctive relief and monetary damages in excess of $30 million. The parties have reached a settlement in principle, and are in the process of negotiating the terms of a definitive written settlement agreement. During the period of negotiation, court deadlines have been put on hold. Although we have reached a settlement in principle with Monster Cable Products, there can be no assurances that we will enter into a definitive written settlement agreement. In addition, given the early stage of the case, it is impossible to predict the likelihood of a favorable or unfavorable outcome if the settlement is unsuccessful.

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

   In March 2001, we announced a major initiative for streamlining our operations in order to focus on our primary business of selling high-quality, low-priced PCs. As part of this restructuring plan, we will reduce our exposure to the declining Internet advertising market by eliminating resources dedicated to our Internet products, such as eWare, eKeys and pop-up advertising, and focusing on more profitable ISP products. We cannot predict with certainty what effect discontinuation of these Internet products will have on us, and we may experience increased customer service costs if unexpected technical or other problems arise.

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

                   Risks Principally Related to Our Industry

   Because average selling prices of PCs decline rapidly, if we fail to properly manage our inventory, we may be unable to meet consumer demand or we could have excess inventories.

   The average selling prices of PCs are subject to rapid declines. To address the problems created by excess inventory in the face of rapid price decreases, PC vendors must carefully manage their inventory. Additionally, due to our narrow margins, we must manage our inventory more efficiently than traditional PC vendors. From time to time in the past, our inventory has been limited by the capacity of our manufacturers and may be limited in the future. Because our business depends on our ability to quickly sell our PC products through the retail channel, we must carefully monitor the demand for, and supply of, our products in an effort to match supply to consumer demand. If we overestimate the supply needed to meet consumer demand, we could have excess inventory and may need to liquidate such inventory, which could harm our operating results. Because of adverse market conditions, we determined that the cost of certain of our inventory was in excess of market value and wrote down this inventory by $8.9 million in the quarter ended March 31, 2001. If we underestimate needed supply or otherwise maintain too little inventory, we may be unable to react quickly to sudden increases in market demand for a given product.

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

   Our four principal stockholders, TriGem America Corporation, Korea Data Systems America, Bill Gross and his affiliated entities and America Online beneficially owned approximately 55% of our common stock at May 1, 2001. If these stockholders acted or voted together, they would have the power to elect our directors and to exercise a controlling influence over our business and affairs. In addition, this concentration of ownership could prevent a change in control that might otherwise be beneficial to our stockholders.

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

  . potential competitive business activities, such as sales of monitors by KDS USA;

  . potential acquisitions or financing transactions;

  . sales or other dispositions by these principal stockholders of shares of our common stock; and

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

   On March 21, 2001, Nasdaq advised us that it had decided to delist our common stock from The Nasdaq National Market because of our failure to comply with Nasdaq's $1 minimum bid price requirement. We have requested an appeal of the delisting decision before a Nasdaq listing qualifications panel, and we expect that our common stock will continue to be listed on The Nasdaq National Market pending the outcome of the appeal. Our appeal was heard on May 10, 2001, but we have not yet heard the outcome of the appeal.

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

   Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Our fixed rate debt consists of a $290,000 note, bearing interest at 5.79 percent, payable to a stockholder.

   We generally limit our investments to short-term, highly rated, fixed income facilities such as repurchase agreements collateralized by government securities and A-1/P-1 commercial paper. We intend to maintain our current investment policy, which is designed to preserve principal while at the same time maximizing the after-tax income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we generally intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. However, we may, when and if the opportunity arises, acquire or invest in complementary businesses, products and technologies. Such investments may be illiquid for an indefinite period of time, or otherwise subject to greater risk than that allowed for our remaining cash assets. In the quarter ended March 31, 2001, we sold our investments in foreign securities, which were included in other assets in our financial statements.

   We currently have no floating rate indebtedness, hold no derivative instruments and do not earn significant foreign-source income. Accordingly, changes in interest rates or currency exchange rates do not generally have a direct effect on our financial position. Our sales are primarily to customers in the United States, Canada and the United Kingdom. All purchases and sales to date have been made in U.S. dollars. Foreign currency exchange rates, however, may affect the cost of our PCs and monitors purchased from our foreign suppliers, thereby indirectly affecting consumer demand for our products and our net revenues. The strengthening of the U.S. dollar vis-a-vis the currencies of those countries into which we sell our products and services in the future could make our products and services relatively more expensive, thereby decreasing the price-competitiveness of our products and services. In addition, to the extent that changes in interest rates and currency exchange rates affect general economic conditions, we would also be affected by such changes.

                                    PART II.

                               OTHER INFORMATION

Item 1: Legal Proceedings

   A discussion of legal proceedings in which we are involved appears in Note 6 to our Condensed Consolidated Financial Statements and in the section entitled "Risks That Could Affect Our Financial Condition and Results of Operations--We are involved in litigation that may be costly and time-consuming," each of which is included with this report on Form 10-Q.

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

   In connection with the offering, we paid an aggregate of $12.5 million in underwriting discounts and commissions and paid other expenses of approximately $2.5 million, none of which were paid directly or indirectly to any of our directors or officers, any person owning 10% or more of any class of our equity securities, or any of our affiliates. After deducting the underwriting discounts and commissions and other expenses, we received aggregate proceeds from the offering of approximately $165.0 million. To date, we have used a portion of the proceeds from the offering to finance losses from operations. As of March 31, 2001, the remaining proceeds of approximately $103.8 million were invested in short-term, interest-bearing, investment-grade securities. None of the net proceeds of the offering were paid directly or indirectly to any of our directors or officers, any person owning 10% or more of any class of our equity securities, or any of our affiliates.

Item 3: Defaults Upon Senior Securities

   None.

Item 4: Submission of Matters to a Vote of Security Holders

   None.

Item 5. Other Information

   None.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

 Exhibit
 Number  Description of Document
 ------- -----------------------
  3.2    Amended and Restated Bylaws (incorporated by reference to Exhibit 99.4 to our current report on Form 8-K filed on May 8, 2001 (the "May 8-
         K"))

 10.1 Amendment No. 1 to Original Design Manufacturer Agreement between eMachines and TriGem Computer, Inc. dated January 2001 (incorporated by reference to Exhibit 99.1 to the May 8-K)

 10.2    Promissory Note from John A. Muskovich dated February 1, 2001
         (incorporated by reference to Exhibit 99.1 to our current report on Form 8-K filed on April 27, 2001 (the "April 8-K"))

 10.3    Securities Account Pledge Agreement between eMachines and John A.
         Muskovich dated February 1, 2001 (incorporated by reference to Exhibit
         99.2 to the April 8-K)

 10.4    Pledged Collateral Account Control Agreement between eMachines and
         John A. Muskovich dated February 1, 200l (incorporated by reference to
         Exhibit 99.3 to the April 8-K)

 10.5    Employment Agreement dated February 23, 2001 with Wayne R. Inouye
         (incorporated by reference to Exhibit 99.4 to our current report on Form 8-K filed on March 8, 2001 (the "March 8-K"))

 10.6    Confidential Settlement Agreement and Mutual Release dated February
         25, 2001 between eMachines and Stephen A. Dukker (incorporated by reference to Exhibit 99.5 to the March 8-K)

 10.7    Stand-Alone Stock Option Agreement between eMachines and Wayne R.
         Inouye dated March 14, 2001 for 4,000,000 shares (incorporated by reference to Exhibit 99.4 to the March 8-K)

 10.8    Stand-Alone Stock Option Agreement between eMachines and Wayne R.
         Inouye dated March 14, 2001 for 1,000,000 shares (incorporated by reference to Exhibit 99.5 to the April 8-K)

 10.9    Indemnification Agreement between eMachines and Yasuhiro Tsubota dated
         March 28, 2001 (incorporated by reference to Exhibit 99.6 to the April
         8-K)

 99.1    Addendum to Severance Agreement and Mutual Release dated April 10,
         2001 between eMachines and John Dickinson

Reports on Form 8-K

   Since the beginning of the first quarter of 2001, we filed the following reports on Form 8-K:

  . A report filed March 8, 2001, reporting under Item 5 the results of our quarter and fiscal year ended December 30, 2000, the hiring of Wayne R. Inouye as our President and Chief Executive Officer and John A. Muskovich as our Executive Vice President and Chief Financial Officer and the resignation of Stephen A. Dukker as our President, Chief Executive Officer and member of our board of directors.

  . A report filed March 27, 2001, reporting under Item 5 our receipt of a letter dated March 21, 2001, from the Nasdaq Stock Market, Inc. advising us of Nasdaq's decision to delist our common stock from The Nasdaq National Market because of our failure to comply with Nasdaq's $1 minimum bid price requirement and our request for an appeal.

  . A report filed April 27, 2001, reporting under Item 5 our entry into various employment, severance, loan and indemnification agreements with several of our officers and directors, a marketing agreement relating to the distribution of America Online software on our PCs in Europe, and an amendment to our existing marketing agreement with America Online, Inc., as well as an amendment to our bylaws reducing our authorized number of directors to seven and our earnings for the quarter ended March 31, 2001.

  . A report filed May 8, 2001, reporting under Item 5 our hiring of several senior executives, our engagement of Credit Suisse First Boston Corporation to advise us about strategic transactions, and our entry into an amendment to our Original Design Manufacturer Agreement with TriGem Computer, Inc.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   eMachines, Inc.


Dated: May 15, 2001                By:          /s/ John A. Muskovich
                                      ------------------------------------------
                                                    John A. Muskovich
                                      Chief Financial Officer and Executive Vice
                                         President (on the Registrant's behalf
                                       and as Principal Financial and Accounting
                                                        Officer)

                               INDEX TO EXHIBITS

 Exhibit
 Number  Description of Document
 ------- -----------------------
  3.2    Amended and Restated Bylaws (incorporated by reference to Exhibit 99.4 to our current report on Form 8-K filed on May 8, 2001
         (the "May 8-K"))

 10.1 Amendment No. 1 to Original Design Manufacturer Agreement between eMachines and TriGem Computer, Inc. dated January 2001 (incorporated by reference to Exhibit 99.1 to the May 8-K)

 10.2    Promissory Note from John A. Muskovich dated February 1, 2001
         (incorporated by reference to Exhibit 99.1 to our current report on Form 8-K filed on April 27, 2001 (the "April 8-K"))

 10.3    Securities Account Pledge Agreement between eMachines and John A.
         Muskovich dated February 1, 2001 (incorporated by reference to Exhibit
         99.2 to the April 8-K)

 10.4    Pledged Collateral Account Control Agreement between eMachines and
         John A. Muskovich dated February 1, 200l (incorporated by reference to
         Exhibit 99.3 to the April 8-K)

 10.5    Employment Agreement dated February 23, 2001 with Wayne R. Inouye
         (incorporated by reference to Exhibit 99.4 to our current report on Form 8-K filed on March 8, 2001 (the "March 8-K"))

 10.6    Confidential Settlement Agreement and Mutual Release dated February
         25, 2001 between eMachines and Stephen A. Dukker (incorporated by reference to Exhibit 99.5 to the March 8-K)

 10.7    Stand-Alone Stock Option Agreement between eMachines and Wayne R.
         Inouye dated March 14, 2001 for 4,000,000 shares (incorporated by reference to Exhibit 99.4 to the March 8-K)

 10.8    Stand-Alone Stock Option Agreement between eMachines and Wayne R.
         Inouye dated March 14, 2001 for 1,000,000 shares (incorporated by reference to Exhibit 99.5 to the April 8-K)

 10.9    Indemnification Agreement between eMachines and Yasuhiro Tsubota dated
         March 28, 2001 (incorporated by reference to Exhibit 99.6 to the
         April 8-K)

 99.1    Addendum to Severance Agreement and Mutual Release dated April 10,
         2001 between eMachines and John Dickinson