Form 10-Q
period 2001-06-30
EMACHINES INC /DE/
filed 2001-08-14
CIK 1090710

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)

[X]Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934

    For the quarterly period ended June 30, 2001

                                       OR

[_]Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of August 1, 2001, there were 145,511,099 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                eMachines, Inc.

                                     INDEX

                         PART I--FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
 Item 1. Condensed Consolidated Financial Statements:
         Condensed Consolidated Balance Sheets at June 30, 2001 and
         December 30, 2000...............................................     2
         Condensed Consolidated Statements of Operations for the Quarters
         Ended and Six Months Ended June 30, 2001 and July 1, 2000.......     3
         Condensed Consolidated Statements of Cash Flows for the Six
         Months Ended June 30, 2001 and July 1, 2000.....................     4
         Notes to Condensed Consolidated Financial Statements............     5
 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................    11
 Item 3. Quantitative and Qualitative Disclosure About Market Risk.......    28

                        PART II--OTHER INFORMATION

 Item 1. Legal Proceedings...............................................    30
 Item 2. Changes in Securities and Use of Proceeds.......................    30
 Item 3. Defaults Upon Senior Securities.................................    30
 Item 4. Submission of Matters to a Vote of Security Holders.............    30
 Item 5. Other Information...............................................    31
 Item 6. Exhibits and Reports on Form 8-K................................    31
      A. Exhibits........................................................    31
      B. Reports on Form 8-K.............................................    32
 Signature................................................................   33
 Exhibit Index............................................................   34

   In this Report, "eMachines," the "Company," "we," "us" and "our" collectively refers to eMachines, Inc. and its wholly-owned subsidiaries, unless the context otherwise requires.

PART I

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                eMachines, Inc.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      June 30, 2001 and December 30, 2000
                    (in thousands, except share information)

                                                        June 30,   December 30,
                                                          2001         2000
                                                        ---------  ------------
                        ASSETS
                        ------
Current assets:
  Cash and cash equivalents............................ $ 150,811   $  96,883
  Restricted cash......................................     2,235       9,124
  Short-term investments...............................       --        6,901
  Accounts receivable, less allowances ($3,299 at June
   30, 2001 and $6,119 at December 30, 2000)...........    45,362      91,767
  Inventories..........................................    37,622     163,703
  Prepaid and other current assets.....................     5,151       2,400
                                                        ---------   ---------
    Total current assets...............................   241,181     370,778
Property and equipment, net............................     3,011       3,411
Intangible assets, net.................................       --       11,927
Other assets...........................................     4,631       7,921
                                                        ---------   ---------
                                                        $ 248,823   $ 394,037
                                                        =========   =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Current liabilities:
  Accounts payable--related-party...................... $  27,570   $  58,862
  Accounts payable.....................................     2,543      25,948
  Accrued rebates......................................    11,339      34,037
  Accrued royalties payable............................     7,454      11,382
  Accrued expenses and other current liabilities.......    17,255      22,886
                                                        ---------   ---------
    Total current liabilities..........................    66,161     153,115
Deferred revenue--noncurrent portion...................       942       1,529
                                                        ---------   ---------
Subordinated note payable to stockholder...............       290         290
                                                        ---------   ---------
Stockholders' equity:
  Preferred stock--undesignated, $.01 par value;
   35,000,000 shares authorized;
   no shares outstanding...............................       --          --
  Common stock, $.0000125 par value; 350,000,000 shares
   authorized at June 30, 2001; 145,511,099 shares
   outstanding at June 30, 2001 and 145,459,825 shares
   outstanding at December 30, 2000....................         2           2
  Additional paid-in capital...........................   475,088     475,623
  Unearned stock compensation..........................      (587)     (1,253)
  Note receivable from stockholder.....................       --         (200)
  Accumulated deficit..................................  (293,073)   (233,716)
  Accumulated other comprehensive loss.................       --       (1,353)
                                                        ---------   ---------
    Total stockholders' equity.........................   181,430     239,103
                                                        ---------   ---------
                                                        $ 248,823   $ 394,037
                                                        =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                eMachines, Inc.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

       Quarters Ended and Six Months Ended June 30, 2001 and July 1, 2000
                    (in thousands, except share information)

                               Quarters Ended             Six Months Ended
                          --------------------------  --------------------------
                            June 30,       July 1,       June 30,      July 1,
                              2001          2000          2001          2000
                          ------------  ------------  ------------  ------------
Net revenues:
  Hardware..............  $    114,581  $    121,237  $    249,015  $    367,680
  Internet..............         1,318         3,239         3,070         6,636
                          ------------  ------------  ------------  ------------
    Net revenues........       115,899       124,476       252,085       374,316
                          ------------  ------------  ------------  ------------
Cost of revenues:
  Hardware..............       123,482       156,533       269,519       391,512
  Internet..............           483           486         1,071           839
                          ------------  ------------  ------------  ------------
    Cost of revenues....       123,965       157,019       270,590       392,351
                          ------------  ------------  ------------  ------------
  Gross loss............        (8,066)      (32,543)      (18,505)      (18,035)
Operating expenses:
  Sales and marketing
   (includes $21, $22,
   $42 and $44 of non-
   cash stock-based
   compensation,
   respectively)........         1,479         4,685         5,809        10,745
  Customer service and
   technical support....         2,006         6,454         4,462        10,229
  General and
   administrative
   (includes $40, $69,
   $79 and $138 of non-
   cash stock-based
   compensation,
   respectively)........         8,588         7,740        23,334        13,666
  Amortization of
   intangible assets....         1,461        14,994         2,922        25,190
  Impairment of
   intangible assets....         9,006           --          9,006           --
                          ------------  ------------  ------------  ------------
    Total operating
     expenses...........        22,540        33,873        45,533        59,830
                          ------------  ------------  ------------  ------------
Loss from operations....       (30,606)      (66,416)      (64,038)      (77,865)
Interest and other
 income, net............         2,339         3,906         4,681         5,805
                          ------------  ------------  ------------  ------------
Net loss................       (28,267)      (62,510)      (59,357)      (72,060)
Accretion of mandatorily
 redeemable preferred
 stock to redemption
 value..................           --            --            --         (2,346)
                          ------------  ------------  ------------  ------------
Net loss attributable to
 common stockholders....  $    (28,267) $    (62,510) $    (59,357) $    (74,406)
                          ============  ============  ============  ============
Net loss per share
 attributable to common
 stockholders:
  Basic and diluted.....  $      (0.19) $      (0.43) $      (0.41) $      (0.64)
                          ============  ============  ============  ============
Shares used to compute
 net loss per share:
  Basic and diluted.....   145,490,808   144,873,927   145,482,376   116,374,619
                          ============  ============  ============  ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                eMachines, Inc.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                Six Months Ended June 30, 2001 and July 1, 2000
                                 (in thousands)

                                                            Six Months Ended
                                                            ------------------
                                                            June 30,  July 1,
                                                              2001      2000
                                                            --------  --------
Cash flows from operating activities:
 Net loss.................................................. $(59,357) $(72,060)
 Adjustments to reconcile net loss to net cash provided
  (used) by operating activities:
  Provision for bad debts, sales returns and sales
   incentives..............................................    5,144     2,355
  Depreciation.............................................      582       433
  Amortization and impairment of intangible assets.........   11,927    25,190
  Loss on retirement of assets.............................      198       --
  Stock-based compensation expense.........................      121       182
  Forgiveness of note receivable from stockholder..........      200       --
 Changes in operating assets and liabilities:
  Decrease in restricted cash..............................    6,889       --
  Accounts receivable......................................   41,261    39,004
  Inventories..............................................  126,081   (48,952)
  Prepaid and other current assets.........................   (2,751)   (1,542)
  Other assets.............................................     (994)     (180)
  Accounts payable-related party...........................  (31,292)  (62,276)
  Accounts payable.........................................  (23,406)   (4,714)
  Accrued rebates..........................................  (22,698)   10,538
  Accrued royalties payable................................   (3,928)   (3,862)
  Accrued expenses and other current liabilities...........   (5,577)   22,178
  Deferred revenue--non current portion....................     (588)      655
                                                            --------  --------
  Net cash provided (used) by operating activities.........   41,812   (93,051)
                                                            --------  --------
Cash flows provided by investing activities:
 Cash acquired in business combination.....................      --      5,651
 Cash provided upon maturity of short-term investments.....    6,901     4,556
 Other assets..............................................    5,638    (5,750)
 Acquisition of property and equipment.....................     (433)     (445)
                                                            --------  --------
  Net cash provided by investing activities................   12,106     4,012
                                                            --------  --------
Cash flows from financing activities:
 Proceeds from issuance of common stock in connection with
  initial public offering, net of
  offering costs...........................................      --    164,982
 Proceeds from issuance of common stock upon exercise of
  common stock options.....................................       10       327
                                                            --------  --------
 Net cash provided by financing activities.................       10   165,309
                                                            --------  --------
Net increase in cash.......................................   53,928    76,270
Cash and cash equivalents, beginning of period.............   96,883   114,823
                                                            --------  --------
Cash and cash equivalents, end of period................... $150,811  $191,093
                                                            ========  ========
Supplemental disclosure of cash flow information:
 Cash paid for income taxes................................ $      4  $     21
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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except share information)

NOTE 1--BASIS OF PRESENTATION

   The condensed consolidated financial statements include the accounts of eMachines, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The interim condensed consolidated financial statements are unaudited. In the opinion of management, the interim condensed consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operation and cash flows. In the fourth quarter of 1999, the Company adopted a fiscal-year convention for its year-end and quarter ends. Accordingly, the fiscal year-end is the 52 or 53-week period ending on the Saturday nearest December 31, and each fiscal quarter ends on the thirteenth Saturday of the quarterly period. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements contained in the Company's annual report on Form 10-K filed (File No. 000-29715) on March 30, 2001. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 29, 2001, or any other future period.

NOTE 2--EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141 ("SFAS 141") "Business Combinations" and Statement No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets". SFAS 141 discontinues the pooling-of-interests method for business combinations and establishes new criteria for distinguishing goodwill and other intangibles acquired. SFAS 142 provides guidance on post-acquisition accounting for goodwill and intangibles, including the discontinuance of goodwill amortization, in favor of periodic impairment testing. The Company is currently evaluating the impact that the adoption of these standards will have on its consolidated financial statements.

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
                                                                       --------
                                                                       $150,083
                                                                       ========

   The intangible assets resulting from the purchase transaction were amortized over their estimated useful lives of three years using the straight-line method. During the second quarter of 2000 the Company wrote-off $2,754 of the workforce intangible asset as a result of a reduction in the workforce acquired from FreePC. During the fourth quarter of 2000, the Company re-evaluated the carrying value of the intangible assets acquired from FreePC and recorded an impairment charge of $85,784 since the estimated fair value of the intangible assets was less than the recorded amount. During the second quarter of 2001, the Company recorded an impairment charge for the remaining $9,006 of intangible assets, as a result of lowered expectations for FreePC-related internet revenues. The fair value of the intangible assets was estimated utilizing valuation principles and methodologies consistent with those used in the independent valuation of the FreePC purchase price.

   The operating results of FreePC are included in the Company's condensed consolidated financial statements from the date of acquisition. The unaudited pro forma consolidated information set forth below presents the consolidated results of operations as if the acquisition had occurred at the beginning of the period presented. These unaudited pro forma consolidated results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred if the acquisition had taken place at the beginning of the period presented or the results that may occur in the future. Unaudited pro forma consolidated results of operations for the six months ended July 1, 2000 are as follows:

                                                              Six Months Ended
                                                                July 1, 2000
                                                              ----------------
   Net revenues..............................................   $    374,372
   Net loss attributable to common stockholders..............        (77,239)
   Net loss per share attributable to common stockholders:
     Basic and diluted.......................................   $      (0.66)
   Shares used in computing pro forma net loss per share
    attributable to common stockholders:
     Basic and diluted.......................................    116,636,628

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

                                eMachines, Inc.

                    (In thousands, except share information)


   All of the warrants issued to the former shareholders of FreePC to purchase shares of the Company's common stock expired unexercised on March 29, 2001 (the first anniversary date of the Company's IPO). Warrants issued to the holders of FreePC options assumed by the Company upon exercise of such options were exercisable for $17.13 per share through the one year anniversary date of the Company's IPO (March 29, 2001), except that for any portion of the FreePC option that vests after February 27, 2001. The warrants issuable with respect to such portion are exercisable for 30 days after such portion of the FreePC option first vests.

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

                                         Quarters Ended    Six Months Ended
                                       ------------------ -------------------
                                       June 30,  July 1,  June 30,  July 1,
                                         2001     2000      2001      2000
                                       -------- --------- -------- ----------
   Dilutive effect of stock options
    and warrants...................... 193,556  1,470,202 546,593   1,904,175
   Dilutive effect of preferred
    shares............................     --         --      --   17,853,520
   Potential dilutive securities
    excluded.......................... 193,556  1,470,202 546,593  19,757,695

NOTE 6--LITIGATION

   In July 1999, Compaq Computer Corporation filed a complaint against the Company, TriGem Computer, TriGem America and Korea Data Systems as defendants in the U.S. District Court for the Southern District of Texas based on the defendants' alleged infringement of 13 patents held by Compaq related to improved system processing speed, enhanced video graphics, peripheral compatibility and overall system architecture. The complaint seeks an accounting, treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys' fees and other unspecified damages. The Company filed a response in September 1999, seeking declaratory judgment of noninfringement and invalidity of Compaq's patents and asserting counterclaims against Compaq that included false and misleading advertising under the Lanham Act, business disparagement and unfair competition under Texas common law. Discovery in this case has been completed. The Company is currently unable to estimate total expenses, possible loss or range of loss that may be ultimately connected with these allegations. The Company is indemnified against liability under the terms of its PC supply agreement. The Company cannot assure you that Compaq will not succeed in obtaining monetary damages or an injunction against the production of its PC products. The Company's defense of the claims could result in significant expenses and diversion of management's attention and other resources. Although the Company believes its direct financial exposure is limited under its indemnification arrangements, the results of complex litigation of this sort are inherently uncertain and difficult to predict, and the Company cannot guarantee that the results of this litigation will not significantly harm its business, particularly if the results affect production of its PCs.

                                eMachines, Inc.

                    (In thousands, except share information)


   Packard Bell filed a complaint against the Company on October 6, 1999 in the U.S. District Court for the Eastern District of California, alleging patent infringement of Packard Bell patents that it asserts relate to the graphics controller, parallel port controller, and bus interface of the Company's eTower(TM) machine. The Company filed a response in January 2000 disputing infringement and asserting that the patents at issue are invalid. In August 2000, NEC Corporation (NEC) substituted in as plaintiff in the case. After substitutions the Court granted NEC's motion to amend the complaint in September 2000 to add an additional claim of patent infringement against the now-discontinued eSlate related to a sleep mode feature for laptop computers. The Company is in the early stages of discovery. As a result, the Company is currently unable to estimate total expenses, possible loss or range of loss that may be ultimately connected with these allegations. The Company is indemnified against liability under the terms of its PC supply agreement. The Company cannot assure you that NEC will not succeed in obtaining monetary damages or an injunction against the production of its PC products. The Company's defense of the claims could result in significant expenses and diversion of management's attention and other resources. Although the Company believes its direct financial exposure is limited under its indemnification arrangements, the results of complex litigation of this sort are inherently uncertain and difficult to predict, and the Company cannot guarantee that the results of this litigation will not significantly harm its business, particularly if the results affect production of its PCs.

   In October 1999, David Packard, on behalf of a putative nationwide class, filed a complaint against the Company as a defendant in the U.S. District Court for the Eastern District of Texas based on its alleged sale of defective goods. Essentially identical complaints were filed contemporaneously against Compaq, Hewlett-Packard and Packard Bell. The complaints claimed that a chip in the defendants' respective PC products contain a defect that may cause an error to occur when information is written to a floppy disk. On June 12, 2001, the District Court granted the Company's motion for summary judgment on the federal law issues in the case and dismissed the action. On July 11, 2001, plaintiffs filed a complaint against the Company alleging nearly identical claims under state law in the state district court for Jefferson County in Texas. The complaint seeks unspecified monetary damages, injunctive relief and declaratory relief. The lawsuit against the Company is in the early stages and the Company has not yet filed a response. Although the Company believes that it has meritorious defenses and intends to vigorously defend itself in this action, this type of litigation is inherently complex and unpredictable. The Company cannot assure you that the suit will not succeed in obtaining unspecified monetary damages, injunctive or declaratory relief against the production of its PC products. The Company's defense of the claims could result in significant expenses and diversion of management's attention and other resources. The Company cannot guarantee that the results of this litigation will not significantly harm its business.

   In September 2000, Monster Cable Products, Inc., filed a complaint against us in the U.S. District Court for the Northern District of California. The complaint alleged trademark infringement and dilution and unfair competition arising out of the Company's use of the mark "EMONSTER". Monster Cable Products sought injunctive relief and monetary damages in excess of $30 million. The parties have reached a final settlement agreement and Monster Cable Products has requested dismissal of the case with prejudice.

   Various other lawsuits, claims and proceedings have been or may be asserted against the Company, including, without limitation, those related to product liability, intellectual property, Internet content, privacy, safety and health and employment matters. Litigation is expensive and time consuming regardless of the merits of the claim and could divert management's attention from the Company's business. The Company cannot predict the outcome of any litigation. Some lawsuits, claims or proceedings may be disposed of unfavorably to it, and the Company may incur significant costs defending itself.

                                eMachines, Inc.

                    (In thousands, except share information)


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

   In April 2001, the Company entered into an employment agreement with Brian Firestone, its Executive Vice President, Strategy and Business Development. Mr. Firestone's employment will continue, unless otherwise terminated, until March 31, 2003. Mr. Firestone's annual base salary is $400. In addition, the Company placed $1,000 in escrow for the benefit of Mr. Firestone, to be payable on or before March 31, 2003, subject to diminution upon the occurrence of various employment and stock performance conditions. The Company also granted Mr. Firestone options to purchase 2,000,000 shares of the Company's common stock. On June 15, 2001, the Company agreed to loan Mr. Firestone $350, secured with a Deed of Trust. The note is for a term of two years with an interest rate of 4.15% per annum.

   As of May 1, 2001, the Company has entered into three employment agreements for senior management positions. These employment contracts are all "at-will" arrangements. The combined salaries of these individuals totals $690, excluding signing bonuses of approximately $182 and first year bonuses of $135. These individuals collectively were granted options to purchase 750,000 shares. In addition, if these individuals are terminated without cause, death or disability, they will receive severance payments equal to six months base salary and, if their termination occurs prior to the end of their first year of employment, a pro rata portion of their first-year bonus. On June 15, 2001, the Company loaned to an executive $300 interest free for a term of approximately three years. On July 30, 2001, the Company agreed to loan another one of these executives $180 interest free for a term of 30 days. Both notes are secured with Deeds of Trust.

   Settlement Agreement with Former CEO--Effective March 4, 2001, the Company's then existing CEO resigned from his positions as an officer and director of the Company pursuant to the terms of a settlement agreement dated February 25, 2001. Under the terms of the settlement agreement, the Company agreed to pay the former executive, who is also a stockholder, a total of $1,600 in three installments during 2001 and to forgive a $200 promissory note receivable, plus all accrued interest, from the former executive. The former executive is also entitled to receive a lump sum payment of $302, representing his remaining salary and accrued vacation through the end of the original employment agreement. As a result of the resignation, options previously granted to the former executive to purchase 2,227,897 shares of the Company's common stock were cancelled.

   Severance Agreement with Executives-- On April 10, 2001, the Company entered into a severance agreement and mutual release with John Dickinson under which he agreed to resign his employment effective July 1, 2001. Upon signing of this agreement, the Company loaned Mr. Dickinson approximately $363 interest free. The Company subsequently paid him approximately $562, which was first applied to his repayment of the loan. The Company also paid Mr. Dickinson an additional $50, which was subject to his successful restructuring of the Company's Internet business unit. On July 20, 2001, John Muskovich resigned as Executive Vice President and Chief Financial Officer of the Company. On July 17, 2001, the Company entered into a severance agreement and release with Mr. Muskovich under which the Company paid him $874. The proceeds of the payments were first applied to his outstanding loan of $300 payable to the Company.

                                eMachines, Inc.

                    (In thousands, except share information)


   Announcement of Restructuring Plan--In March 2001, the Company announced a major initiative to streamline its operations, and reduce its exposure to the Internet advertising market by eliminating resources dedicated to Internet products, such as eWare, eKeys and pop-up advertising, and focusing on Internet service provider (ISP) products. The Company took a restructuring charge of approximately $3,700 in the first quarter of 2001. Included in the charge were costs associated with Internet business unit staff reductions covering approximately 16% of the Company's total workforce, and the closure of various sales and development facilities around the country. Approximately $949 of the accrued liability was paid out during the six months ended June 30, 2001. The remaining accrued liability of approximately $2,700 consists primarily of severance payments resulting from the aforementioned staff reductions and facility closures.

   Engagement of Financial Advisor-- On May 7, 2001, the Company retained Credit Suisse First Boston Corporation as its financial advisor in evaluating strategic alternatives, including a possible sale of the Company.

   Delisting from the Nasdaq National Market--On May 25, 2001, Nasdaq delisted the Company's common stock from the Nasdaq National Market because of the Company's failure to comply with Nasdaq's $1 minimum bid price requirement. The Company's common stock is now quoted on the Over-the-Counter Bulletin Board.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, including but not limited to statements based on the Company's current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by the Company. Words such as "anticipate," "expect," "intend," "plan," "believe," "may," "will" or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, the Company's actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risks That Could Affect the Company's Financial Condition and Results of Operations" set forth in this Form 10-Q and similar discussions in the Company's annual report on Form 10-K (File No. 000-29715) discuss some of the important risk factors that may affect the Company's business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in the Company's other filings with the SEC, before deciding to invest in the Company or to maintain or increase your investment. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q is not a complete description of the Company's business or the risks associated with an investment in the Company's common stock. The Company urges you to carefully review and consider the various disclosures made in this report and in other reports filed with the SEC that discuss the Company's business in greater detail.

Overview

   The Company sells high-quality, low-priced personal computers, or PCs. Since the Company's first PC shipment in November 1998, the Company has sold over 4.0 million PCs as of July 28, 2001. In January 2000, the Company acquired FreePC, Inc., a provider of PC-based Internet advertising services and software. Because of the slowdown in the Internet advertising market, the Company has refocused its efforts away from Internet advertising to selling high-quality, low-priced PCs. In March 2000, the Company successfully completed the initial public offering of its common stock generating net proceeds to the Company of approximately $165.0 million. In the third quarter of 2000, the Company began selling PCs in the United Kingdom through the Company's alliance with Dixons, a prominent European retailer.

   The Company was incorporated in Delaware in September 1998 by its founding stockholders, Stephen A. Dukker, TriGem Corporation and Korea Data Systems America. In April 2000, TriGem Corporation, a U.S. subsidiary of TriGem Computer, merged with TriGem America Corporation, another U.S. subsidiary of TriGem Computer, with TriGem America being the surviving corporation. The discussion in this Form 10-Q of the Company's relationships with TriGem Corporation and TriGem America reflects the merger. TriGem Computer is the Korea-based manufacturer of all of the Company's current PC offerings. Korea Data Systems America is a wholly-owned U.S. subsidiary of Korea Data Systems Co., Ltd., the Korea-based company that historically manufactured the Company's eOne PCs, eSlate notebook PCs and monitors, as well as a limited number of its eTower PCs for TriGem Computer. The Company currently purchases monitors from a different manufacturer, although the Company continues to use Korea Data Systems Co. as an alternative supplier.

   The Company's PCs have current retail prices ranging from $399 to $999. The Company also offers integrated computing and Internet access services through its relationship with America Online and its own Internet access service.

   The Company outsources the design and manufacturing of its PCs and monitors as well as customer service and technical support, warehouse staffing, inspection, repair and repackaging of returned PCs, and administration of its rebate program to third parties. As a result, the Company has a relatively small internal organization that consisted of 102 employees at August 1, 2001. The Company's hardware outsourcing strategy enables it to minimize capital investment and maintain a low product cost structure. During the second quarter of 2000, the Company began using Alorica, Inc., as its new customer service and technical support provider. The Company plans to continue to establish supply relationships with other PC and monitor manufacturers to reduce its dependence on its current suppliers.

Recent Developments

   In March 2001, the Company announced a major initiative to streamline its operations and reduce its exposure to the declining Internet advertising market by eliminating resources dedicated to its Internet products, such as eWare, eKeys and pop-up advertising, and focusing on more profitable ISP products. The Company took a restructuring charge of approximately $3.7 million in the first quarter of 2001. Included in the charge were costs associated with staff reductions in the Company's Internet business unit covering approximately 16% of its total workforce, and the closure of its sales and development facilities in San Francisco and Scotts Valley, California and New York City.

   On May 7, 2001, the Company retained Credit Suisse First Boston Corporation as its financial advisor in evaluating strategic alternatives, including a possible sale of the Company.

   On May 25, 2001, Nasdaq delisted the Company's common stock from The Nasdaq National Market because of the Company's failure to comply with Nasdaq's $1 minimum bid price requirement. The Company's common stock is now quoted on the Over-the-Counter Bulletin Board.

Results of Operations

   The following table sets forth for the quarters ended and six months ended June 30, 2001 and July 1, 2000, the percentage of consolidated net revenues represented by certain items in the Company's consolidated statements of operations.

                                              Quarters Ended    Six Months Ended
                                             -----------------  -----------------
                                             June 30,  July 1,  June 30,  July 1,
                                               2001     2000      2001     2000
                                             --------  -------  --------  -------
Net revenues:
  Hardware..................................   98.9%     97.4%    98.8%     98.2%
  Internet..................................    1.1       2.6      1.2       1.8
                                              -----     -----    -----     -----
    Net revenues............................  100.0     100.0    100.0     100.0
Cost of revenues:
  Hardware..................................  106.6     125.7    106.9     104.6
  Internet..................................    0.4       0.4      0.4       0.2
                                              -----     -----    -----     -----
    Cost of revenues........................  107.0     126.1    107.3     104.8
                                              -----     -----    -----     -----
  Gross profit (loss).......................   (7.0)    (26.1)    (7.3)     (4.8)
Operating expenses:
  Sales and marketing.......................    1.3       3.7      2.3       2.9
  Customer service and technical support....    1.7       5.2      1.8       2.7
  General and administrative................    7.4       6.2      9.2       3.6
  Amortization of intangible assets.........    1.2      12.1      1.2       6.8
  Impairment of intangible assets...........    7.8       0.0      3.6       0.0
                                              -----     -----    -----     -----
    Total operating expenses................   19.4      27.2     18.1      16.0
                                              -----     -----    -----     -----
Loss from operations........................  (26.4)    (53.3)   (25.4)    (20.8)
Interest and other income, net..............    2.0       3.1      1.9       1.5
                                              -----     -----    -----     -----
Net loss....................................  (24.4)%   (50.2)%  (23.5)%   (19.3)%
                                              =====     =====    =====     =====

Net Revenues

   Net Hardware Revenues. To date substantially all of the Company's hardware revenues have been derived from sales of its PCs and monitors. The Company sells a variety of PC configurations and monitor models to its retail customers. The Company's net hardware revenues decreased to $114.6 million for the quarter ended June 30, 2001 from $121.2 million for the prior year quarter. This represents a 5.4% decrease and was primarily due to an 18.3% decrease in unit shipments partially offset by a reduction of rebates and promotions of $7.5 million. PC unit shipments for the quarter ended June 30, 2001 were 266,000 units and included 12,000 units sold through a distribution and marketing program with Dixons Group for distribution throughout the UK and Europe. For the six months ended June 30, 2001, net hardware revenues decreased to $249.0 million from $367.7 million for the six months ended July 1, 2000. This represents a 32.3% decrease and was primarily due to a 34.7% percent decrease in unit shipments compared to the prior year period. Net revenue from extended service contracts and technical support during these periods was minimal and reported with net hardware revenues.

   Internet Revenues. Internet revenues consisted of ISP fees, upfront bundling fees, registration fees, bounty fees, click fees and revenue sharing programs. Internet revenues decreased to $1.3 million for the quarter ended June 30, 2001 from $3.2 million for the prior year quarter. For the six months ended June 30, 2001, Internet revenues decreased to $3.1 million from $6.6 million for the six months ended July 1, 2000. These revenue decreases, which represent a 59% and 53% decrease over the prior year quarter and six month period, respectively, are primarily due to decreased PC unit shipments, the decline of the Internet advertising market and the Company's restructuring strategy of eliminating resources dedicated to proprietary Internet products. As a result of this decline, in March 2001, the Company announced the restructuring of its Internet business unit and incurred a non-recurring restructuring charge of $3.7 million. The Company implemented its restructuring strategy by eliminating resources dedicated to its proprietary Internet products, including eWare, eKey and pop-up advertising. The Company's remaining source of Internet revenue is primarily ISP related.

Cost of Revenues

   Cost of revenues consists primarily of the cost of PCs and monitors, Microsoft software licensing costs, inbound shipping costs, inventory valuation charges and costs of providing Internet access through e-machines.net. Cost of revenues decreased to $124.0 million for the quarter ended June 30, 2001 from $157.0 million for the prior year quarter. This decrease was primarily due to decreased unit shipments and decreased inventory write-downs recorded in the current quarter compared to the prior year quarter. Due to industry-wide price reductions in dynamic random access memory, or DRAM prices, the Company recorded a $2.9 million DRAM inventory write-down in the quarter ended June 30, 2001, compared to a $21.6 million write-down of PC inventory in the prior year quarter. For the six months ended June 30, 2001, cost of revenues decreased to $270.6 million from $392.4 million for the six months ended July 1, 2000. This decrease was primarily due to decreased unit shipments and decreased inventory write-downs. Total inventory write-downs for the six months ended June 30, 2001 were $11.8 million compared to $21.6 million for the six months ended July 1, 2000.

Gross Margin

   As a result of the $2.9 million write-down of DRAM inventory and $16.6 million of promotional discounts, cost of revenues exceeded net revenues from sales resulting in a negative gross margin of 7.0% or $8.1 million for the quarter ended June 30, 2001. This compares with a negative gross margin of 26.1% or $32.5 million for the prior year quarter, which was due to the $21.6 million write-down of PC inventory, $9.7 million of promotional discounts and $7.9 million of rebate incentives, in addition to normal mail-in rebates, given on selected models. For the six months ended June 30, 2001, as a result of inventory write-downs and promotional discounts, cost of revenues exceeded net revenues from sales resulting in a negative gross margin of 7.3% or $18.5 million. This compares to a negative gross margin of 4.8% or $18.0 million for the six months ended July 1, 2000.

Operating Expenses

   Sales and Marketing. Sales and marketing expenses decreased to $1.5 million or 1.3% of net revenues for the quarter ended June 30, 2001, from $4.7 million or 3.7% of net revenues for the prior year quarter. For the six months ended June 30, 2001, sales and marketing expenses decreased to $5.8 million or 2.3% of net revenues from $10.7 million or 2.9% of net revenues for the six months ended July 1, 2000. This decrease was primarily due to decreased co-op advertising costs, lower marketing development funds, termination of certain outside sales contracts and a reduction of the Company's Internet-related sales and marketing activities. Offsetting these reductions were additional selling and marketing expenses related to the Company's distribution and marketing program with Dixons Group. The Company expects sales and marketing expense to increase as sales volumes increase.

   Customer Service and Technical Support. The Company outsources its customer service and technical support. Customer service and technical support expenses decreased to $2.0 million or 1.7% of net revenues for the quarter ended June 30, 2001, from $6.5 million or 5.2% of net revenues for the prior year quarter. For the six months ended June 30, 2001, customer service and technical support expenses decreased to $4.5 million or 1.8% of net revenues from $10.2 million or 2.7% of net revenues for the six months ended July 1, 2000. This decrease was the result of decreased call volumes due to decreased unit shipments and decreased Internet related services. Customer service and technical expenses for the quarter and six months ended July 1, 2000 included expenses incurred in transitioning the outsourcing of the Company's customer service and technical support to Alorica from its previous provider. The Company expects its customer service and technical support expenses to increase as its sales volume increases.

   General and Administrative. General and administrative expenses consist primarily of payroll and related expenses for management and administrative personnel, outsourced warehousing activities, facilities expenses, professional service fees, travel and other general corporate expenses. General and administrative expenses increased to $8.6 million or 7.4% of net revenues for the quarter ended June 30, 2001, from $7.7 million or 6.2% of net revenues for the prior year quarter. Excluding the non-recurring charges for CEO transition and the Internet business restructuring of $7.5 million incurred in the first quarter of 2001 and described in "Note 7 --Current Developments", general and administrative expenses increased to $15.8 million, or 6.3% of net revenues for the six months ended June 30, 2001, from $13.7 million, or 3.6% of net revenues, for the six months ended July 1, 2000. The $900,000 and $2.1 million increases in general and administrative expenses for the quarter and six months ended June 30, 2001, over the prior year periods were primarily due to increased legal fees related to ongoing litigation, reorganization expenses and, in the second quarter of 2001, a $900,000 PC related engineering charge. Legal fees in the near future are expected to remain at current levels or increase as a result of ongoing litigation.

   Amortization and Impairment of Intangible Assets. The intangible assets resulted from the purchase of FreePC were being amortized over their estimated useful lives of three years using the straight-line method. Amortization expense decreased to $1.5 million for the quarter ended June 30, 2001, from $15.0 million for the prior year quarter and decreased to $2.9 million for the six months ended June 30, 2001, from $25.2 million for the six months ended July 1, 2000. Amortization expense decreased during these periods as a result of reductions in the related intangible asset carrying values, which reductions amounted to a $2.7 million write-off in the second quarter of 2000, a $85.8 million impairment charge in the fourth quarter of 2000 and a $9.0 million impairment charge in the second quarter of 2001. The carrying amounts of the intangibles were reduced during these periods as a result of the reduction of the workforce acquired from FreePC in the second quarter of 2000, reduced expectations of our Internet business following the significant declines in the value of Internet companies experienced in year 2000, and from our lowered expectations for FreePC-related Internet revenues in the second quarter of 2001. The impairment charge of $9.0 million in the second quarter of 2001 reduced the carrying value of the FreePC intangible assets to zero.

   Interest and Other Income, net. Interest and other income, net decreased to $2.3 million for the quarter ended June 30, 2001 from $3.9 million for the prior year quarter. For the six months ended June 30, 2001, interest and other income, net decreased to $4.7 million from $5.8 million for the six months ended July 1, 2000. Net interest income is earned from interest-bearing cash equivalents and other interest bearing short-term investments. Interest expense was insignificant for the six months ended June 30, 2001 and July 1, 2000.

Liquidity and Capital Resources

   The Company has financed its operations primarily through the sale of its capital stock and payment terms on its accounts payable. On March 29, 2000, the Company completed its initial public offering of 20,000,000 shares of its common stock, providing the Company with net proceeds of $165.0 million. The completion of its public offering coupled with its private placement financing in August 1999 have provided the Company with working capital of $175.0 million as of June 30, 2001. Of this amount, $153.0 million consisted of cash (including restricted cash of $2.2 million) and cash equivalents.

   Net cash provided by operating activities was $41.8 million for the six months ended June 30, 2001 and net cash used by operating activities was $93.1 million for the six months ended July 1, 2000. As of June 30, 2001 cash and cash equivalents increased by $6.6 million from March 31, 2001. For the six months ended June 30, 2001, the primary sources of cash were reductions in inventories and collections of accounts receivable.

   Net cash provided by investing activities was $12.1 million for the six months ended June 30, 2001 and $4.0 million for the six months ended July 1, 2000. A primary source of cash in both of these periods was the maturity of short-term investments. During the three months ended March 31, 2001, the Company sold its investment in foreign securities for $6.7 million. Part of this sale was recorded as return of capital and the realized gain as income. During the six months ended July 1, 2000, the Company used cash to purchase $5.8 million in foreign securities and acquired $5.7 million of cash in connection with its acquisition of FreePC, Inc.

   Net cash provided by financing activities for the six months ended June 30, 2001 was minimal. For the six months ended July 1, 2000, cash provided by financing activities was $165.3 million, consisting of the net proceeds from the Company's initial public offering of common stock and proceeds from exercise of common stock options.

   The Company currently believes that its available funds as of June 30, 2001, will be sufficient to meet its anticipated liquidity requirements for at least the next 12 months. If additional funds are required, financing may not be available on acceptable terms, if at all, and may be dilutive to our stockholders.

Recent Accounting Pronouncements

   A discussion of recent accounting pronouncements appears in Note 2 to the Company's Condensed Consolidated Financial Statements included with this report on Form 10-Q.

   RISKS THAT COULD AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   In addition to the factors discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and in the Company's Form 10-K, the Company's business, financial conditions and results of operations could be impacted by a number of factors, including without limitation the following factors.

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

   WE HAVE INCURRED SIGNIFICANT LOSSES AND EXPECT TO INCUR ADDITIONAL LOSSES.

   We have incurred significant net losses, and at June 30, 2001, we had an accumulated deficit of $293.1 million. We anticipate that decreased consumer demand for PCs and general weakness in retail spending will reduce sales of our PC products and revenues in fiscal 2001.

   OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS AND SEASONALITY THAT MAKE IT DIFFICULT TO PREDICT OUR FUTURE PERFORMANCE.

   We expect our quarterly operating results to fluctuate significantly. Because our PC business generates low operating margins, slight variations in the prices of its PCs, component or manufacturing costs or operating costs could significantly affect our future operating results. Other factors that could affect our quarterly operating results include:

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

  . Our ability to adequately reserve for price protection credits to retailers, product returns or warranty claims; and

  . Our ability to effectively enter new markets, including direct Internet sales and international markets.

   IF OUR OPERATING RESULTS IN ANY FUTURE QUARTER DO NOT MEET THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS, THE PRICE OF OUR COMMON STOCK COULD DECLINE FURTHER.

   Seasonal fluctuations may also affect our quarterly operating results. Historically, demand for PCs and PC-related services and consumer retail sales have been significantly stronger in the fourth quarter of each year and weaker in the first and second quarter of each year. We believe that the seasonal impact on our business of these cycles may increase as PCs become more consumer-oriented or entertainment-driven products and e-commerce continues to gain broader acceptance. As a result, we typically expect that net revenues from our PC business may be greater in the fourth quarter and lower in the first and second quarters of each year. These trends did not materialize in 2000 and the first half of 2001, and net revenues are expected to remain lower than anticipated during the second half of 2001.

   BECAUSE WE DEPEND ON ONE MANUFACTURER FOR OUR PCS, IF SUPPLY IS REDUCED OR DISCONTINUED, OUR SALES WOULD BE REDUCED.

   TriGem Computer manufactures all of our PCs under a supply agreement. Under the supply agreement, TriGem Computer has agreed to reserve a portion of its manufacturing capacity at its facilities to meet our supply requirements. TriGem Computer provides other vendors with PCs. As a result, we may not benefit from any increased production capacity or its promised capacity. If we are unable to obtain a sufficient supply of PCs to meet the demand for our products, our sales, revenues and market share would decline.

   Some of the terms of our supply agreement with TriGem Computer are subject to periodic adjustment. We are in the process of renegotiating the warranty and return policies of our supply agreement with TriGem and there is no assurance that renegotiation of those terms will be favorable to us or that such renegotiation will not increase our supply costs and harm our financial performance.

   We plan to establish supply relationships with other PC manufacturers. We cannot assure that we will be able to obtain PCs from other manufacturers on terms acceptable to us.

   BECAUSE WE DEPEND ON A LIMITED NUMBER OF LARGE RETAILERS FOR A SIGNIFICANT PORTION OF THEIR REVENUES, THE LOSS OF ANY OF THESE RETAILERS COULD SIGNIFICANTLY HARM OUR FINANCIAL RESULTS.

   Since we began selling products, we have derived a significant portion of our gross revenues from sales of our PCs and monitors to a limited number of large retailers. For the quarter ended June 30, 2001, approximately 84% of our gross revenues were from sales of PCs and monitors to Best Buy, Circuit City, Fry's Electronics, Costco Wholesale, and Sams Club, our five largest retail customers in the quarter ended June 30, 2001. We expect to continue to derive a significant percentage of our gross revenues from sales of PCs and monitors to a limited number of leading retailers. Our retail customers are not contractually committed to future purchases of our products and could discontinue carrying our products at any time. We compete with an increasing number of companies for access to limited shelf space with these retailers. Generally, these retailers limit the number of PC brands they carry and may stop carrying our PCs at any time. Any significant disruption of our relationship with any of these major retailers, any significant reduction in purchases by them or any significant delays in payments by them, could affect our revenues and results of operations.

   IF WE EXTEND CREDIT TO RETAILERS THAT DO NOT REPAY US, OR THAT PAY LATE, WE MAY HAVE UNEXPECTED LOSSES, WHICH WOULD SIGNIFICANTLY HARM OUR BUSINESS.

   We extend credit to our retail customers, which exposes us to credit risk. Most of our outstanding accounts receivable are from a limited number of large retailers. At June 30, 2001, our five highest outstanding accounts receivable balances totaled $38.8 million, representing 83.2% of our gross accounts receivable, with one customer accounting for $17.7 million, representing 38.1% of our gross accounts receivable. If we fail to monitor and manage effectively the resulting credit risk and a material portion of our accounts receivable is not paid in a timely manner or becomes non-collectible, our business would be significantly harmed, and we could incur a significant loss associated with any outstanding accounts receivable. On March 19, 2001, one of our retailers, Nationwide Computers & Electronics, Inc., filed for bankruptcy protection in the Southern District of New York. We are an unsecured creditor and have filed a claim for $544.

   IF WE LOSE KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL WHEN NEEDED, WE MAY NOT BE ABLE TO SUCCESSFULLY OPERATE OUR BUSINESS.

   Our success depends on the skills, experience and performance of our senior management and key personnel, especially that of our President and Chief Executive Officer, Wayne R. Inouye whom we hired on March 5, 2001. We must retain our senior management and key personnel and be able to attract and retain additional key personnel when needed. Competition in the PC market for these types of individuals with business and technical expertise is high. All of our senior management and key personnel are at-will employees and may terminate their employment with us at any time without warning. In June 2001, John Dickinson resigned as our Senior Vice President and General Manager of the Internet Business Unit, and in July 2001, John Muskovich resigned as our Executive Vice President and Chief Financial Officer. We do not maintain "key man" life insurance on any of our employees. If we lose key personnel, especially Mr. Inouye, or if we are not able to attract and retain additional personnel when needed, we may be unable to successfully introduce new products and services or otherwise implement our business strategy.

   IF WE ARE UNABLE TO MANAGE OUR GROWTH SUCCESSFULLY AND RETAIN AND INTEGRATE OUR NEW SENIOR MANAGEMENT TEAM, OUR BUSINESS COULD BE SIGNIFICANTLY HARMED.

   Our total number of employees has grown from 10 at December 31, 1998 to 102 as of August 1, 2001. Our growth has placed, and will continue to place, a significant strain on its management systems, infrastructure, resources and planning and management processes.

   As we continue to operate, we will need to assimilate new employees, as well as expand, train and manage our workforce. In April 2001, we hired Brian Firestone as Executive Vice President, Strategy and Business Development and Adam Andersen as our Chief Operating Officer and Senior Vice President. In May 2001, we hired Mike Zimmerman as our Senior Vice President, Customer Care, and Bob Davidson as our Senior Vice President, Product Marketing. In addition to performing their regular duties, these individuals, as well as all new employees, must spend a significant amount of time learning our management systems and our historical business model. Our senior management team has limited experience in the management and administration of a public company. If our senior management team is unable to effectively manage our operations, integrate new employees into our business and work together as a management team, we may be unable to manage our business causing substantial harm to our business. Because most of our senior management team has recently been hired, we must integrate and retain them or our business could be significantly harmed.

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

   Our suppliers depend on a limited number of key suppliers for microprocessors and other components. If our suppliers cannot obtain sufficient quantities of microprocessors or other components from their suppliers or elsewhere, or if their suppliers stop producing microprocessors or other components that meet their needs, our suppliers could experience increases in component costs or delays in product shipments. Even where multiple vendors are available, our suppliers' strategy has been to concentrate purchases from a single source to obtain favorable pricing. Our profit margins may decline and our business would be significantly harmed if supply shortages led to price increases or production delays for our products.

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

   Our future success depends, in part, on our ability to sell Internet access services to our PC buyers. The PC industry and the Internet industry are currently evolving and converging. We believe that this convergence will result in the PC becoming the Internet appliance that attracts consumers to enter into multi-year Internet access service contracts. Because we receive bounty payments and other revenues from America Online depending on the service our PC buyers choose, our business would be harmed if the reputation of America Online or the popularity of America Online's AOL Classic or CompuServe 2000 suffer and a significant number of buyers do not also purchase Internet access service from America Online. We and AOL have agreed that the $400 CompuServe rebate, which we offer with our PCs, will continue until September 8, 2001. Termination of this or other similar rebates that we offer may make consumers less inclined to purchase our PCs, and our revenues may decrease. If Internet access services fees decline significantly or become free, an ISP rebate program would be unattractive to consumers and our revenues would be reduced and our operating results would be negatively affected.

   WE RELY ON THE AVAILABILITY OF REBATES OFFERED BY INTERNET SERVICE PROVIDERS TO SELL OUR PCS, AND IF SUCH REBATES ARE DISCONTINUED, OUR SALES COULD DECREASE.

   To help sell PCs, we rely on the availability of rebates offered by Internet service providers to purchasers of new computers who subscribe for their Internet access services. These rebates reduce the effective price of our PC models, making them more affordable for consumers. If these rebates were discontinued, the effective prices of our PCs would increase, which likely would reduce sales of our PCs. The $400 CompuServe rebate is scheduled to end on September 8, 2001. A significant decrease in sales of PCs would harm our business.

   IF WE ARE UNABLE TO MONITOR AND MANAGE OUR PRODUCT REBATE PROGRAMS, OUR COSTS COULD INCREASE.

   We currently offer product rebates to buyers of our PCs. We use our historical data to assist us in determining the percentage of consumers who will claim these product rebates. At the same time, we must estimate future product rebate redemptions to price our products effectively. If an unexpectedly large number of PC buyers redeemed our product rebates to which they were entitled, the effective average selling price of our products would be reduced below the level anticipated and our costs would increase. We rely on a third party over which we have limited control to manage our rebate programs. If rebate claims are not properly handled or if rebates are not paid promptly, our reputation may be harmed and sales of our PCs may decline.

   BECAUSE WE HAVE RELIED ON RETAILERS TO SELL SUBSTANTIALLY ALL OF OUR PRODUCTS, OUR EFFORTS TO DEVELOP OTHER METHODS FOR SELLING OUR PRODUCTS MAY NOT BE SUCCESSFUL.

   We intend to sell products directly to consumers through the use of our Internet website. We do not have experience developing and implementing direct marketing programs. The success of our direct marketing efforts will depend on our ability to develop the internal infrastructure to effectively market our products and fill customer orders. If we are unable to generate revenue from its direct marketing operations that exceeds the cost of establishing and maintaining these operations, our operating results will suffer.

   WE ARE INVOLVED IN LITIGATION THAT MAY BE COSTLY AND TIME-CONSUMING.

   In July 1999, Compaq Computer Corporation filed a complaint against us, TriGem Computer, TriGem America and Korea Data Systems as defendants in the U.S. District Court for the Southern District of Texas based on the defendants' alleged infringement of 13 patents held by Compaq related to improved system processing speed, enhanced video graphics, peripheral compatibility and overall system architecture. The complaint seeks an accounting, treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys' fees and other unspecified damages. We filed a response in September 1999, seeking declaratory judgment of noninfringement and invalidity of Compaq's patents and asserting counterclaims against Compaq that included false and misleading advertising under the Lanham Act, business disparagement and unfair competition under Texas common law. Discovery in this case has been completed. We are currently unable to estimate total expenses, possible loss or range of loss that may be ultimately connected with these allegations. We are indemnified against liability under the terms of its PC supply agreement. We cannot assure that Compaq will not succeed in obtaining monetary damages or an injunction against the production of its PC products. Our defense of the claims could result in significant expenses and diversion of management's attention and other resources. Although we believe our direct financial exposure is limited under its indemnification arrangements, the results of complex litigation of this sort are inherently uncertain and difficult to predict, and we cannot guarantee that the results of this litigation will not significantly harm our business, particularly if the results affect production of our PCs.

   Packard Bell filed a complaint against us on October 6, 1999 in the U.S. District Court for the Eastern District of California, alleging patent infringement of Packard Bell patents that it asserts relate to the graphics controller, parallel port controller, and bus interface of our eTower machine. We filed a response in January 2000 disputing infringement and asserting that the patents at issue are invalid. In August 2000, NEC Corp. substituted in as plaintiff in the case. After substitutions the Court granted NEC's motion to amend the complaint in September 2000 to add an additional claim of patent infringement against the now-discontinued eSlate related to a sleep mode feature for laptop computers. We are in the early stages of discovery. As a result, we are currently unable to estimate total expenses, possible loss or range of loss that may be ultimately connected with these allegations. We are indemnified against liability under the terms of our PC supply agreement. We cannot assure that NEC will not succeed in obtaining monetary damages or an injunction against the production of our PC products. Our defense of the claims could result in significant expenses and diversion of management's attention and other resources. Although we believe our direct financial exposure is limited under our indemnification arrangements, the results of complex litigation of this sort are inherently uncertain and difficult to predict, and we cannot guarantee that the results of this litigation will not significantly harm our business, particularly if the results affect production of our PCs.

   In October 1999, David Packard, on behalf of a putative nationwide class, filed a complaint against us as a defendant in the U.S. District Court for the Eastern District of Texas based on our alleged sale of defective goods. Essentially identical complaints were filed contemporaneously against Compaq, Hewlett-Packard and Packard Bell. The complaints claimed that a chip in the defendants' respective PC products contains a defect that may cause an error to occur when information is written to a floppy disk. On June 12, 2001, the District Court granted us motion for summary judgment on the federal law issues in the case and dismissed the action. On July 11, 2001, plaintiffs filed a complaint against us alleging nearly identical claims under state law in the state district court for Jefferson County in Texas. The complaint seeks unspecified monetary damages, injunctive relief and declaratory relief. The lawsuit against us is in the early stages and we have not yet filed a response. Although we believe that we have meritorious defenses and intend to vigorously defend ourselves in this action, this type of litigation is inherently complex and unpredictable. We cannot assure that the suit will not succeed in obtaining unspecified monetary damages, injunctive or declaratory relief against the production of our PC products. Our defense of the claims could result in significant expenses and diversion of management's attention and other resources. We cannot guarantee that the results of this litigation will not significantly harm our business.

   In September 2000, Monster Cable Products, Inc., filed a complaint against us in the U.S. District Court for the Northern District of California. The complaint alleged trademark infringement and dilution and unfair competition arising out of our use of the mark "EMONSTER". Monster Cable Products sought injunctive relief and monetary damages in excess of $30 million. The parties have reached a final settlement agreement and Monster Cable Products has requested dismissal of the case with prejudice.

   Various other lawsuits, claims and proceedings have been or may be asserted against us, including, without limitation, those related to product liability, intellectual property, Internet content, privacy, safety and health and employment matters. Litigation is expensive and time consuming regardless of the merits of the claim and could divert management's attention from our business. We cannot predict the outcome of any litigation. Some lawsuits, claims or proceedings may be disposed of unfavorably to us, and we may incur significant costs defending itself.

   OUR SERVERS AND HARDWARE SYSTEMS ARE LOCATED AT A SINGLE SITE AND, IF A NATURAL DISASTER OR OTHER INTERRUPTION OCCURS, OUR SOFTWARE WOULD NOT OPERATE.

   We depend on the efficient and uninterrupted operations of our Webservers and other hardware systems. Our Web servers and other hardware systems are located in Irvine, California. Our Web servers and other hardware systems are vulnerable to interruption or damage caused by earthquakes, fire, floods, power loss, telecommunications failures or similar events not within our control. If any of these events damage or interrupt our Web servers or other hardware systems, our operations could be harmed until the damage is repaired or the interruption remedied. If this occurs, we may lose customers and may incur substantial costs in repairing any damage.

                   Risks Principally Related to Our Industry

   BECAUSE AVERAGE SELLING PRICES OF PCS DECLINE RAPIDLY, IF WE FAIL TO PROPERLY MANAGE OUR INVENTORY, WE MAY BE UNABLE TO MEET CONSUMER DEMAND OR WE COULD HAVE EXCESS INVENTORIES.

   The average selling prices of PCs are subject to rapid declines. To address the problems created by excess inventory in the face of rapid price decreases, PC vendors must carefully manage their inventory. Additionally, due to our narrow margins, we must manage our inventory more efficiently than traditional PC vendors. From time to time in the past, our inventory has been limited by the capacity of our manufacturers and may be limited in the future. Because our business depends on our ability to quickly sell our PC products through the retail channel, we must carefully monitor the demand for, and supply of our products in an effort to match supply to consumer demand. If we overestimate the supply needed to meet consumer demand, we could have excess inventory and may need to liquidate such inventory, which could harm our operating results. Because of adverse market conditions, we determined that the cost of certain of our inventory was in excess of market value and wrote down this inventory by $8.9 million in the quarter ended March 31, 2001. In the quarter ended June 30, 2001, due to industry-wide price reductions in DRAM prices, we recorded a $2.9 million DRAM inventory write-down. If we underestimate needed supply or otherwise maintain too little inventory, we may be unable to react quickly to sudden increases in market demand for a given product.

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

   OUR SUCCESS DEPENDS ON OUR ABILITY TO COMPETE SUCCESSFULLY IN THE PC
INDUSTRY.

   The PC industry is highly competitive and we expect this competition to increase significantly, particularly in the low-priced PC market. We have been able to gain market share by selling high-quality PCs at prices significantly lower than those offered by established PC vendors. We expect pricing pressures in the PC market to continue, particularly as more vendors combine Internet access with the purchase of a PC. In addition, in a generally weak economic environment in which the PC market is adversely affected, the price of PCs is more competitive. We expect this to be the case through at least the beginning of 2002. PC vendors may continue to reduce their prices to compete with us at our low price points. Large PC vendors such as Compaq, Gateway, Hewlett-Packard and IBM have significantly greater financial, marketing and technical resources than we do and may decide to accept lower margins or losses on a sustained basis on their low-priced PC sales to regain market share. The introduction of low-priced PCs combined with the brand strength, extensive distribution channels and financial resources of the larger PC vendors may cause us to lose market share.

   There are relatively few barriers preventing competitors from entering our market. As a result, new market entrants pose a threat to our business. We do not own any patented technology that precludes or inhibits competitors from entering the low-priced PC market. Existing or future competitors may develop or offer products or services that are comparable or superior to ours at a lower price, which could erode our competitive position. Most major PC vendors have begun to offer Internet access services. Some PC vendors are trying to increase their sales of higher-priced PCs by offering additional services, such as free Internet access for a limited period of time. In addition, other PC vendors have adopted programs similar to ours that rebate a portion of the purchase price of PCs in exchange for entering into multi-year Internet access service contracts. Our PC and monitor suppliers have only limited obligations to meet our demand for products and can divert some or all of their output to others, including our competitors, or sell directly to the retail channel. If any of these events occurred, our market share could be reduced unless we are able to successfully compete with these parties and obtain high quality PCs and monitors from other low-cost manufacturers.

   IF WE DO NOT REGULARLY INTRODUCE NEW PRODUCTS AND SERVICES TO KEEP PACE WITH RAPID TECHNOLOGICAL CHANGE IN THE PC INDUSTRY, WE MAY NOT BE COMPETITIVE AND COULD EXPERIENCE A DECLINE IN SALES AND LOSS OF MARKET SHARE.

   The PC market is characterized by rapid ongoing technological change, changes in user requirements and preferences, frequent new service introductions embodying new processes and technologies and evolving industry standards and practices that could render our existing products and services obsolete. We must regularly introduce new products, including new PC configurations to maintain retailer, consumer and advertiser interest in its products and services. Any new PCs or other products that we introduce may not be successful. The successful introduction of new products or services by our competitors or us may significantly harm the sale of, or gross margins on, our existing products or services. We may not be able to quickly adapt to future changes in the PC industry because they do not maintain a PC research and development group. If we do not have access to new technology, we may be unable to deliver new products or features in a timely and cost-effective manner.

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

   BECAUSE WE HAVE LIMITED EXPERIENCE IN SELLING PRODUCTS OTHER THAN PCS AND MONITORS, OUR EFFORTS TO BROADEN OUR PRODUCT LINE MAY NOT BE SUCCESSFUL.

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

   The design and production of PC components is highly complex. Because we do not design or produce our own PC products, we must rely on suppliers and component manufacturers to provide us with high-quality products. If any of our PC products contain defective components, we could experience delays in shipping these products and increased costs. The design of software is highly complex, and software often contains defects that may be undiscovered for long periods of time. If we or our software suppliers, who have bundled their software on our computers, are not successful in designing this software, or if defects in our software, PC products or our software suppliers' software are discovered after we have shipped the affected software or PC products in volume, we could be harmed in the following ways:

  . Upgrades, replacements or recalls could impose substantial costs on us;

  . Rumors, false or otherwise, could be circulated by the press and other media, which could reduce sales of our products and significantly damage our brand; and

  . Our PC buyers could sue us for damages caused by defective products.

   For example, in October 1999, David Packard, on behalf of a putative nationwide class, filed complaints against Hewlett-Packard, Compaq and the Company in the U.S. District Court for the Eastern District of Texas based on the alleged sale of defective goods. The complaint alleged that a chip in the respective defendants' PC products contains a defect that causes an error to occur when information is written to a floppy disk. The plaintiffs also filed a suit alleging nearly identical claims under state law in the state district court in Jefferson County in Texas. For a discussion of these complaints and the risks associated with the lawsuit against us, see the risk factor "We are involved in litigation that may be costly and time-consuming" above.

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

   If the necessary infrastructure, products, services or facilities are not developed to mitigate the effects of these factors, our products and services would be less attractive and its growth would be impaired.

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

   We are required to obtain licenses from software providers to market and sell our products and services. We pre-install Microsoft Windows on our PCs. If we are unable to maintain our license with Microsoft, or obtain the necessary licenses in the future, we may be forced to market products without Microsoft Windows. We also may have to discontinue sales of our products that incorporate allegedly protected technology for which we have no license or defend legal actions taken against us relating to our use of the allegedly protected technology. Our inability to obtain licenses on competitive terms necessary to sell PCs at a profit would significantly harm our financial results.

   WE COULD BE EXPOSED TO LIABILITY OR INCREASED COSTS IF NEW CASE LAW IS DECIDED, OR NEW GOVERNMENT REGULATION IS ENACTED, REGARDING THE INTERNET.

   The law relating to our Internet business and operations is evolving, and no clear legal precedents have been established. The adoption of any new Internet laws and regulations or the application of existing laws and regulations to the Internet and, ecommerce could decrease the demand for our products and services, increase our cost of doing business or impact our ability to establish direct sales over the internet. If we were alleged to have violated federal, state or foreign civil or criminal law, even if we could successfully defend such claims, such allegations could occupy significant amounts of management's time, harm our business reputation and negatively affect our operating results and financial condition.

                  Risks Related to the Company's Common Stock

   OUR PRINCIPAL STOCKHOLDERS CAN EXERCISE A CONTROLLING INFLUENCE OVER OUR BUSINESS AND AFFAIRS.

   Our four principal stockholders, TriGem America Corporation, Korea Data Systems America, Bill Gross and his affiliated entities and America Online beneficially owned approximately 52.6% of our common stock at August 1, 2001. If these stockholders acted or voted together, they would have the power to elect our directors and to exercise a controlling influence over our business and affairs. In addition, this concentration of ownership could prevent a change in control that might otherwise be beneficial to our stockholders.

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

   OUR STOCK PRICE MAY BE VOLATILE.

   The market price for our common stock has been and may continue to be highly volatile and subject to wide fluctuations in response to factors including those set forth in the items under "Risks That Could Affect our Financial Condition and Results of Operations." The stock markets in general, and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may seriously impact the market price of our common stock, regardless of our actual operating performance.

   DELISTING FROM THE NASDAQ NATIONAL MARKET MAY AFFECT THE LIQUIDITY OF OUR TRADING MARKET AND THE MARKET PRICE OF OUR COMMON STOCK.

   Our common stock is now quoted on the Over-the-Counter Bulletin Board. Our shareholders could find it difficult to dispose of, or to obtain accurate quotations as to the market value of, its common stock. In addition, delisting may make our common stock ineligible for use as, or make our common stock substantially less attractive as, collateral for margin and purpose loans, for investment by financial institutions under their internal policies or state legal investment laws, as consideration in the financing of future acquisitions of businesses or assets by us, and for issuance by us in future capital raising transactions any of which could cause the market price of our common stock to decrease. Delisting subjects our common stock to the "penny stock rules" contained in Section 15(g) of the Securities Exchange Act of 1934.

   SUBSTANTIAL FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET MAY DEPRESS OUR STOCK PRICE.

   As a result of the limited trading market for our common stock and the large number (relative to such trading markets) of shares of our common stock is available for sale in the public market by our current stockholders pursuant to Rule 144 under the Securities Act of 1933, sales of a substantial number of shares of our common stock in the future could cause our stock price to fall. The sale of these shares could impair our ability to raise capital through the sale of additional stock.

Item 3. QUANTITATIVE AND QUALITATIVE DISCUSSION OF MARKET RISK

   The Company is exposed to fluctuations in interest rates and market values of its investments. The Company's exposure to fluctuations in interest rates and market values of its investments relates primarily to its short-term investment portfolio, which is included in cash and cash equivalents and short-term investments. The Company has not used derivative financial instruments in its investment portfolio. The Company invests its excess cash in highly liquid commercial paper and U.S. Government debt securities with maturities of less than one year, and, by policy, the Company limits the amount of credit exposure to any one issuer. Due to the short-term nature of the Company's investments, the impact of interest rate changes would not be expected to have a significant impact on the value of these investments. The effect of interest rate and investment risk on the Company has not been significant.

   Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. The Company's fixed rate debt consists of a $290,000 note, bearing interest at 5.79 percent, payable to a stockholder.

   The Company generally limits its investments to short-term, highly rated, fixed income facilities such as repurchase agreements collateralized by government securities and A-1/P-1 commercial paper. The Company intends to maintain its current investment policy, which is designed to preserve principal while at the same time maximizing the after-tax income it receives from its investments without significantly increasing risk. Some of the securities that the Company may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if the Company holds a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of the Company's investment may decline. To minimize this risk in the future, the Company generally intends to maintain its portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. However, the Company may, when and if the opportunity arises, acquire or invest in complementary businesses, products and technologies. Such investments may be illiquid for an indefinite period of time, or otherwise subject to greater risk than that allowed for the Company's remaining cash assets. In the quarter ended March 31, 2001, the Company sold its investments in foreign securities, which were included in other assets in its financial statements.

   The Company currently has no floating rate indebtedness, holds no derivative instruments and does not earn significant foreign-source income. Accordingly, changes in interest rates or currency exchange rates do not generally have a direct effect on the Company's financial position. The Company's sales are primarily to customers in the United States, Canada and the United Kingdom. All purchases and sales to date have been made in U.S. dollars. Foreign currency exchange rates, however, may affect the cost of the Company's PCs and monitors purchased from the Company's foreign suppliers, thereby indirectly affecting consumer demand for their products and their net revenues. The strengthening of the U.S. dollar vis-a-vis the currencies of those countries into which the Company sells its products and services in the future could make its products and services relatively more expensive, thereby decreasing the price-competitiveness of the Company's products and services. In addition, to the extent that changes in interest rates and currency exchange rates affect general economic conditions, the Company would also be affected by such changes.

                          PART II.--OTHER INFORMATION

Item 1: Legal Proceedings

   A discussion of legal proceedings in which the Company is involved appears in Note 6 to the Company's Condensed Consolidated Financial Statements and in the section entitled "Risks That Could Affect The Company's Financial Condition and Results of Operations--The Company is involved in litigation that may be costly and time-consuming," each of which is included with this report on Form 10-Q.

Item 2: Changes in Securities and Use of Proceeds

   Use of Proceeds of The Company's Initial Public Offering

   The Company filed a registration statement on Form S-1 (File No. 333-86219) with the Securities and Exchange Commission registering a total of 20,000,000 shares of the Company's common stock with a maximum aggregate offering price of $180.0 million. The SEC declared the registration statement effective on March 23, 2000. On March 24, 2000, trading in the Company's shares began, and on March 29, 2000, the Company completed the sale of all 20,000,000 registered shares of common stock at a price of $9.00 per share in its initial public offering pursuant to the registration statement.

   In connection with the offering, the Company paid an aggregate of $12.5 million in underwriting discounts and commissions and paid other expenses of approximately $2.5 million, none of which were paid directly or indirectly to any of the Company's directors or officers, any person owning 10% or more of any class of the Company's equity securities, or any of the Company's affiliates. After deducting the underwriting discounts and commissions and other expenses, the Company received aggregate proceeds from the offering of approximately $165.0 million. To date, the Company has used a portion of the proceeds from the offering to finance losses from operations. As of June 30, 2001, the remaining proceeds of approximately $103.8 million were invested in short-term, interest-bearing, and investment-grade securities. None of the net proceeds of the offering were paid directly or indirectly to any of the Company's directors or officers, any person owning 10% or more of any class of the Company's equity securities, or any of the Company's affiliates.

Item 3: Defaults Upon Senior Securities

   None.

Item 4: Submission of Matters to a Vote of Security Holders

   On June 20, 2001, the Company held its annual meeting of stockholders to vote on the following matters: (i) the election of directors and (ii) the ratification of the appointment of Deloitte & Touche LLP as its independent auditors for its 2001 fiscal year. Proxies representing 115,418,869 shares of common stock or 79% of the total shares outstanding on the record date for the meeting were represented at the meeting.

     1. ELECTION OF DIRECTORS. At the meeting the following seven nominees for directors were elected to serve until the Company's 2002 annual meeting of stockholders.

                                                                          Broker
                                                                           Non-
   Nominee                                              For     Withheld  Votes
   -------                                          ----------- --------- ------
   Wayne R. Inouye................................. 114,244,191 1,174,678    0
   Hong Soon Lee................................... 115,005,502   413,367    0
   Michael B. Hong................................. 114,986,335   432,534    0
   Nathan Morton................................... 114,989,557   429,312    0
   Lap Shun Hui.................................... 115,015,835   403,034    0
   Jung Koh........................................ 113,950,441 1,468,428    0
   Yasuhiro Tsubota................................ 114,989,385   429,484    0

     2. RATIFICATION OF APPOINTMENT OF DELOITTE & TOUCHE LLP. The remaining matter voted upon at the meeting was the ratification of the appointment of Deloitte & Touche LLP as the Company's independent auditors for its 2001 fiscal year. At the meeting, the appointment of Deloitte & Touche LLP as independent auditors was ratified by the following vote:

                                                                                               Broker
                                                                                                Non-
   For                      Against                         Abstaining                         Votes
   ---                      -------                         ----------                         ------
   115,195,535              177,978                           45,356                            0

Item 5. Other Information

   None.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

 Exhibit
 Number  Description of Document
 ------- -----------------------
   3.2   Amended and Restated Bylaws (incorporated by reference to Exhibit 99.4 to our current report on Form 8-K filed on May 8, 2001 (the "May 8-K"))

  10.1   Addendum to Severance Agreement and Mutual Release dated April 10,
         2001 between eMachines and John Dickinson (incorporated by reference to Exhibit 99.1 to our report on Form 10-Q for the quarterly period ended March 31, 2001)

  10.2   Employment Agreement dated May 1, 2001 between eMachines and Mike
         Zimmerman (incorporated by reference to Exhibit 99.2 to the May 8-K)

  10.3   Employment Agreement dated May 7, 2001 between eMachines and Bob
         Davidson (incorporated by reference to Exhibit 99.3 to the May 8-K)

  10.4   Promissory Note from Brian Firestone and Kathleen Firestone dated June
         15, 2001 (incorporated by reference to Exhibit 99.1 to our current report on Form 8-K filed on July 3, 2001 (the "July 8-K"))

  10.5   Deed of Trust between eMachines and Brian Firestone and Kathleen
         Firestone dated June 18, 2001 (incorporated by reference to Exhibit
         99.2 to the July 8-K)

  10.6   Rider to the Deed of Trust given by Brian Firestone and Kathleen
         Firestone (incorporated by reference to Exhibit 99.3 to the July 8-K)

  10.7 Promissory Note from Adam Andersen dated June 15, 2001 (incorporated by reference to Exhibit 99.6 to the July 8-K)

  10.8 Deed of Trust between eMachines and Adam Andersen and Jane Andersen dated June 15, 2001 (incorporated by reference to Exhibit 99.7 to the July 8-K)

  10.9   Rider to Deed of Trust given by Adam Andersen and Jane Andersen
         (incorporated by reference to Exhibit 99.8 to the July 8-K)

  10.10  Indemnification agreement between eMachines and Mike Zimmerman dated
         June 25, 2001 (incorporated by reference to Exhibit 99.9 to the July
         8-K)

  10.11  Indemnification agreement between eMachines and Bob Davidson dated
         June 25, 2001 (incorporated by reference to Exhibit 99.10 to the July
         8-K)

  10.12  Indemnification agreement between eMachines and Brian Firestone dated
         June 25, 2001 (incorporated by reference to Exhibit 99.11 to the July
         8-K)

 Exhibit
 Number  Description of Document
 ------- -----------------------
  10.13  Indemnificatioon agreement between eMachines and Wayne Inouye dated
         June 25, 2001 (incorporated by reference to Exhibit 99.12 to the July
         8-K)

  10.14  Indemnification agreement between eMachines and Adam Andersen dated
         June 25, 2001 (incorporated by reference to Exhibit 99.13 to the July
         8-K)

  99.1 Severance Agreement and Release dated July 17, 2001 between eMachines and John A. Muskovich

  99.2   Promissory Note from Robert Davidson and Karin Davidson dated July 30,
         2001

  99.3   Mortgage from Robert Davidson and Karin Davidson dated July 30, 2001

  99.4 Agreement for the Termination of the Escrow Agreement and for Operation of the Account dated August 6, 2001 among California Bank & Trust, eMachines and Brian Firestone

  99.5   Escrow Agreement among First Republic Bank, eMachines and Brian
         Firestone dated August 8, 2001

Reports on Form 8-K

   Since the beginning of the second quarter of 2001, we filed the following reports on Form 8-K:

  . A report filed April 27, 2001, reporting under Item 5 our entry into various employment, severance, loan and indemnification agreements with several of the Company's officers and directors, a marketing agreement relating to the distribution of America Online software on the Company's PCs in Europe, and an amendment to its existing marketing agreement with America Online, Inc., as well as an amendment to the Company's bylaws reducing its authorized number of directors to seven and its earnings for the quarter ended March 31, 2001.

  . A report filed May 8, 2001, reporting under Item 5 the Company's hiring of several senior executives, the Company's engagement of Credit Suisse First Boston Corporation to advise them about strategic transactions, and the Company's entry into an amendment to its Original Design Manufacturer Agreement with TriGem Computer, Inc.

  . A report filed May 29, 2001, reporting under Item 5 the delisting of the Company's common stock from the Nasdaq National Market, effective with the open of business on May 25, 2001, and the trading of the Company's common stock on the Over-the-Counter Bulletin Board following the delisting.

  . A report filed June 20, 2001, reporting under Item 5 the remarks expected to be delivered by Wayne R. Inouye, a member of the Company's Board of Directors and the Company's President and Chief Executive Officer, at their annual meeting of stockholders held on June 20, 2001.

  . A report filed July 3, 2001, reporting under Item 5 the Company's loans to certain of their officers, the Company's entry into an escrow agreement with one of their officers and various indemnification agreements with several of their officers, and the departure of John Muskovich, the Company's Executive Vice President and Chief Financial Officer.

  . A report filed July 26, 2001, reporting under Item 5 the results of the Company's second quarter ended June 30, 2001.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          eMachines, Inc.

Dated: August 14, 2001                              By:    /s/ Adam A. Andersen
                                          -------------------------------------------------
                                                              Adam A. Andersen
                                                 Senior Vice President and Chief Operating
                                                 Officer (on the Registrant's behalf and as
                                                 Principal Financial Officer and Principal
                                                            Accounting Officer)

                               INDEX TO EXHIBITS

 Exhibit Description of Document
 Number  -----------------------
   3.2 Amended and Restated Bylaws (incorporated by reference to Exhibit 99.4 to our current report on Form 8-K filed on May 8, 2001 (the "May 8-K"))

  10.1   Addendum to Severance Agreement and Mutual Release dated April 10,
         2001 between eMachines and John Dickinson (incorporated by reference to Exhibit 99.1 to our report on Form 10-Q for the quarterly period ended March 31, 2001)

  10.2   Employment Agreement dated May 1, 2001 between eMachines and Mike
         Zimmerman (incorporated by reference to Exhibit 99.2 to the May 8-K)

  10.3   Employment Agreement dated May 7, 2001 between eMachines and Bob
         Davidson (incorporated by reference to Exhibit 99.3 to the May 8-K)

  10.4   Promissory Note from Brian Firestone and Kathleen Firestone dated June
         15, 2001 (incorporated by reference to Exhibit 99.1 to our current report on Form 8-K filed on July 3, 2001 (the "July 8-K"))

  10.5   Deed of Trust between eMachines and Brian Firestone and Kathleen
         Firestone dated June 18, 2001 (incorporated by reference to Exhibit
         99.2 to the July 8-K)

  10.6   Rider to the Deed of Trust given by Brian Firestone and Kathleen
         Firestone (incorporated by reference to Exhibit 99.3 to the July 8-K)

  10.7 Promissory Note from Adam Andersen dated June 15, 2001 (incorporated by reference to Exhibit 99.6 to the July 8-K)

  10.8 Deed of Trust between eMachines and Adam Andersen and Jane Andersen dated June 15, 2001 (incorporated by reference to Exhibit 99.7 to the July 8-K)

  10.9   Rider to Deed of Trust given by Adam Andersen and Jane Andersen
         (incorporated by reference to Exhibit 99.8 to the July 8-K)

  10.10  Indemnification agreement between eMachines and Mike Zimmerman dated
         June 25, 2001 (incorporated by reference to Exhibit 99.9 to the July
         8-K)

  10.11  Indemnification agreement between eMachines and Bob Davidson dated
         June 25, 2001 (incorporated by reference to Exhibit 99.10 to the July
         8-K)

  10.12  Indemnification agreement between eMachines and Brian Firestone dated
         June 25, 2001 (incorporated by reference to Exhibit 99.11 to the July
         8-K)

  10.13  Indemnificatioon agreement between eMachines and Wayne Inouye dated
         June 25, 2001 (incorporated by reference to Exhibit 99.12 to the July
         8-K)

  10.14  Indemnification agreement between eMachines and Adam Andersen dated
         June 25, 2001 (incorporated by reference to Exhibit 99.13 to the July
         8-K)

  99.1 Severance Agreement and Release dated July 17, 2001 between eMachines and John A. Muskovich

  99.2   Promissory Note from Robert Davidson and Karin Davidson dated July 30,
         2001

  99.3   Mortgage from Robert Davidson and Karin Davidson dated July 30, 2001

  99.4 Agreement for the Termination of the Escrow Agreement and for Operation of the Account dated August 6, 2001 among California Bank & Trust, eMachines and Brian Firestone

  99.5   Escrow Agreement among First Republic Bank, eMachines and Brian
         Firestone dated August 8, 2001