Form 10-Q
period 2001-09-29
EMACHINES INC /DE/
filed 2001-11-13
CIK 1090710

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -----------------------------

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 29, 2001

                                      OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

  As of November 1, 2001, there were 145,511,579 shares of the Registrant's Common Stock outstanding.

                                eMachines, Inc.

                                     INDEX

                         PART I--FINANCIAL INFORMATION

                                                                                                    Page
                                                                                                    ----
Item 1. Condensed Consolidated Financial Statements:
        Condensed Consolidated Balance Sheets at September 29, 2001 and December 30, 2000 ....          3
        Condensed Consolidated Statements of Operations for the Quarters Ended and Nine Months
        Ended September 29, 2001 and September 30, 2000 ......................................          4
        Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 29,
        2001and September 30, 2000 ............................................................         5
        Notes to Condensed Consolidated Financial Statements ..................................         6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..        10
Item 3. Quantitative and Qualitative Disclosure About Market Risk .............................        23

                                      PART II--OTHER INFORMATION


Item 1. Legal Proceedings .....................................................................        24
Item 2. Changes in Securities and Use of Proceeds .............................................        24
Item 3. Defaults Upon Senior Securities .......................................................        24
Item 4. Submission of Matters to a Vote of Security Holders ...................................        24
Item 5. Other Information .....................................................................        24
Item 6. Exhibits and Reports on Form 8-K ......................................................        24
     A. Exhibits ..............................................................................        24
     B. Reports on Form 8-K ...................................................................        25
Signature......................................................................................        26
Exhibit Index..................................................................................        26

  In this report, "eMachines," the "Company," "we," "us" and "our" collectively refer to eMachines, Inc. and its wholly-owned subsidiaries, unless the context otherwise requires.

PART I  - FINANCIAL INFORMATION

Item 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                eMachines, Inc.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    September 29, 2001 and December 30, 2000
                    (in thousands, except share information)


                                                                                        September 29,     December 30,
                                                                                        -------------     ------------
                                                                                            2001              2000
                                                                                         ---------          --------
                                        ASSETS
       -------------------------------------------------------------------------------
Current assets:
 Cash and cash equivalents.............................................................     $ 189,133       $  96,883
 Restricted cash.......................................................................         2,194           9,124
 Short-term investments................................................................            --           6,901
 Accounts receivable, less allowances ($2,965 at September 29, 2001 and $6,119 at
  December 30, 2000)...................................................................        28,070          91,767
 Inventories...........................................................................        29,322         163,703
 Prepaid and other current assets......................................................         2,264           2,400
                                                                                            ---------       ---------
     Total current assets..............................................................       250,983         370,778
Property and equipment, net............................................................         2,659           3,411
Intangible assets, net.................................................................            --          11,927
Other assets...........................................................................         4,487           7,921
                                                                                            ---------       ---------
                                                                                            $ 258,129       $ 394,037
                                                                                            =========       =========

              LIABILITIES AND STOCKHOLDERS' EQUITY
       -------------------------------------------------------------------------------

Current liabilities:
 Accounts payable--related-party.......................................................     $  42,771       $  58,862
 Accounts payable......................................................................           220          25,948
 Accrued rebates.......................................................................        10,147          34,037
 Accrued royalties payable.............................................................        18,285          11,382
 Accrued expenses and other current liabilities........................................        12,305          22,886
                                                                                            ---------       ---------
   Total current liabilities...........................................................        83,728         153,115
Deferred revenue--noncurrent portion...................................................           683           1,529
                                                                                            ---------       ---------
Subordinated note payable to stockholder...............................................           290             290
                                                                                            ---------       ---------
Stockholders' equity:
 Preferred stock--undesignated, $.01 par value; 35,000,000 shares authorized;
  no shares outstanding................................................................            --              --
 Common stock, $.0000125 par value; 350,000,000 shares authorized at September 29,
  2001 and December 30, 2000; 145,511,099 shares outstanding at September 29,
  2001 and 145,459,825 shares outstanding at December 30, 2000.........................             2               2
 Additional paid-in capital............................................................       475,088         475,623
 Unearned stock compensation...........................................................          (526)         (1,253)
 Note receivable from stockholder......................................................            --            (200)
 Accumulated deficit...................................................................      (301,136)       (233,716)
 Accumulated other comprehensive loss..................................................            --          (1,353)
                                                                                            ---------       ---------
   Total stockholders' equity..........................................................       173,428         239,103
                                                                                            ---------       ---------
                                                                                            $ 258,129       $ 394,037
                                                                                            =========       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                eMachines, Inc.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 Quarters Ended and Nine Months Ended September 29, 2001 and September 30, 2000
                    (in thousands, except share information)

                                                            Quarters Ended                  Nine Months Ended
                                                   --------------------------------  --------------------------------
                                                   September 29,    September 30,    September 29,    September 30,
                                                   --------------   --------------   --------------   --------------
                                                        2001             2000             2001             2000
                                                    ------------     ------------     ------------     ------------
Net revenues:
  Hardware.......................................    $     91,712     $    172,181     $    340,727     $    539,861
  Internet.......................................           1,594            2,845            4,664            9,481
                                                     ------------     ------------     ------------     ------------
     Net revenues................................          93,306          175,026          345,391          549,342
                                                     ------------     ------------     ------------     ------------
Cost of revenues:
  Hardware.......................................          91,108          167,125          360,627          558,637
  Internet.......................................              76              408            1,147            1,247
                                                     ------------     ------------     ------------     ------------
     Cost of revenues............................          91,184          167,533          361,774          559,884
                                                     ------------     ------------     ------------     ------------
  Gross profit (loss)............................           2,122            7,493          (16,383)         (10,542)
Operating expenses:
  Sales and marketing (includes $22, $22,
     $64 and $66 of non-cash stock-based
     compensation, respectively).................           2,489            4,854            8,298           15,599
  Customer service and technical support.........           1,547            4,061            6,009           14,290
  General and administrative (includes $39,
     $69, $118 and $207 of non-cash stock-
     based compensation, respectively)...........           8,082            7,916           31,416           21,582
  Amortization of intangible assets..............                           11,962            2,922           34,398
  Impairment of intangible assets................              --               --            9,006            2,754
                                                     ------------     ------------     ------------     ------------
     Total operating expenses....................          12,118           28,793           57,651           88,623
                                                     ------------     ------------     ------------     ------------
Loss from operations.............................          (9,996)         (21,300)         (74,034)         (99,165)
Interest and other income, net...................           1,933            3,195            6,614            9,000
                                                     ------------     ------------     ------------     ------------
Net loss.........................................          (8,063)         (18,105)         (67,420)         (90,165)
Accretion of mandatorily redeemable preferred
  stock to redemption value .....................              --               --               --           (2,346)
                                                     ------------     ------------     ------------     ------------
Net loss attributable to common stockholders.....    $     (8,063)    $    (18,105)    $    (67,420)    $    (92,511)
                                                     ============     ============     ============     ============
Net loss per share attributable to common
  stockholders:
  Basic and diluted .............................          $(0.05)          $(0.12)          $(0.46)          $(0.73)
                                                     ============     ============     ============     ============
Shares used to compute net loss per share:
  Basic and diluted .............................     145,511,099      145,341,613      145,492,020      125,995,044
                                                     ============     ============     ============     ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                eMachines, Inc.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

          Nine Months Ended September 29, 2001 and September 30, 2000
                                 (in thousands)

                                                                                                     Nine Months Ended
                                                                                         ----------------------------------------
                                                                                         September 29, 2001   September 30, 2000
                                                                                         -------------------  -------------------
Cash flows from operating activities:
 Net loss.........................................................................            $(67,420)            $(90,165)
 Adjustments to reconcile net loss to net cash provided (used) by operating activities:
  Provision for bad debts, sales returns and sales incentives.....................               7,992                3,438
  Depreciation....................................................................                 874                  673
  Amortization and impairment of intangible assets................................              11,927               37,152
  Loss on retirement of assets....................................................                 199                   --
  Stock-based compensation expense................................................                 182                  273
  Forgiveness of note receivable from stockholder.................................                 200
 Changes in operating assets and liabilities:
  Decrease in restricted cash.....................................................               6,930                   --
  Accounts receivable.............................................................              55,705                7,598
  Inventories.....................................................................             134,381              (42,521)
  Prepaid and other current assets................................................                 136                  345
  Other assets....................................................................                (851)                (615)
  Accounts payable-related-party..................................................             (16,091)             (12,191)
  Accounts payable................................................................             (25,728)             (12,824)
  Accrued rebates.................................................................             (23,890)               7,869
  Accrued royalties payable.......................................................               6,903                7,417
  Accrued expenses and other current liabilities..................................             (10,581)              16,905
  Deferred revenue--non-current portion...........................................                (846)                 196
                                                                                              --------             --------
  Net cash provided (used) by operating activities................................              80,022              (76,450)
                                                                                              --------             --------
Cash flows provided by investing activities:
 Cash acquired in business combination............................................                  --                5,651
 Cash provided upon maturity of short-term investments............................               6,901                1,581
 Other assets.....................................................................               5,638               (5,750)
 Acquisition of property and equipment............................................                (321)                (799)
                                                                                              --------             --------
  Net cash provided by investing activities.......................................              12,218                  683
                                                                                              --------             --------
Cash flows from financing activities:
 Proceeds from issuance of common stock in connection with initial public
   offering, net of offering costs................................................                  --              164,802
 Proceeds from issuance of common stock upon exercise of common
   stock options..................................................................                  10                  399
                                                                                              --------             --------
 Net cash provided by financing activities........................................                  10              165,201
                                                                                              --------             --------
Net increase in cash..............................................................              92,250               89,434
Cash and cash equivalents, beginning of period....................................              96,883              114,823
                                                                                              --------             --------
Cash and cash equivalents, end of period..........................................            $189,133             $204,257
                                                                                              ========             ========
Supplemental disclosure of cash flow information:
 Cash paid for income taxes.......................................................            $     11             $      3
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

  In January 2000, the Company acquired FreePC, Inc. in a non-cash transaction by issuing equity securities and assuming stock options with an aggregate value of approximately $150,000. The total purchase price of $150,083 was allocated to the net assets acquired and intangible assets as described in Note 3--Business Combination.

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


NOTE 2--EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

  In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143 "Accounting for Asset Retirement Obligations", which establishes financial accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact that the adoption of this statement will have on its consolidated financial statements.

  The FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", in October 2001. SFAS No. 144 addresses the recognition of impairment losses on long-lived assets to be held and used or to be disposed of by sale. This statement supersedes FASB SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company is currently evaluating the impact that the adoption of this statement will have on its consolidated financial statements. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001.


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

  Common and preferred stock...................................     $135,600
  Common stock warrants........................................        1,100
  Options assumed, including warrants issuable upon exercise...       13,300
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

  Workforce.....................     $  5,300
  Goodwill......................      141,527
  Fair value of net assets......        3,256
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

  The operating results of FreePC are included in the Company's condensed consolidated financial statements from the date of acquisition. The unaudited pro forma consolidated information set forth below presents the consolidated results of operations as if the acquisition had occurred at the beginning of the period presented. These unaudited pro forma consolidated results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred if the acquisition had taken place at the beginning of the period presented or the results that may occur in the future. Unaudited pro forma consolidated results of operations for the nine months ended September 30, 2000 are as follows:

                                                                                       Nine Months Ended
                                                                                       ------------------
                                                                                       September 30, 2000
                                                                                       ------------------
  Pro forma net revenues.........................................................        $    549,398
  Pro forma net loss attributable to common stockholders.........................             (95,344)
  Pro forma net loss per share attributable to common stockholders:
     Basic and diluted...........................................................        $      (0.76)
  Shares used in computing pro forma net loss per share attributable to common stockholders:
     Basic and diluted...........................................................         126,170,035


NOTE 4--STOCKHOLDERS' EQUITY

  On March 29, 2000 the Company completed its initial public offering of 20,000,000 shares of the Company's common stock for proceeds of $180,000 before $15,018 in offering costs. Upon completion of the offering, all outstanding shares of preferred stock, totaling 41,913,255 shares, were converted one for one into common shares. The outstanding preferred stock included 24,279,369 shares of Series A preferred stock issued in connection with the Company's private placement financing and 10,175,516 shares of Series B preferred stock and 7,458,370 shares of Series C preferred stock issued for the acquisition of FreePC.

  All of the warrants issued to the former shareholders of FreePC to purchase shares of the Company's common stock had an exercise price of $17.13 per share and expired unexercised on March 29, 2001 (the first anniversary date of the Company's IPO). As of September 29, 2001, the Company is no longer obligated to issue any such additional warrants.

NOTE 5--EARNINGS PER SHARE

  The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share" which requires dual presentation of basic earnings per share ("EPS") and diluted EPS. Basic EPS is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed using the weighted average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. Potential shares of common stock consist of shares issuable upon the exercise of stock options and warrants using the treasury stock method and convertible preferred stock. Potentially dilutive shares of common stock are excluded from the computation in loss periods as their effect would be antidilutive. The following table sets forth the potentially dilutive securities that were excluded in the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive.

                                                        Quarters Ended               Nine Months Ended
                                                  -----------------------------  -------------------------------
                                                  September 29,   September 30,   September 29,    September 30,
                                                  -------------   -------------   -------------    -------------
                                                     2001             2000            2001               2000
                                                    ------           ------          ------             ------
  Dilutive effect of stock options and warrants...   83,791         187,890          426,740           1,003,291
  Dilutive effect of preferred shares.............       --              --              --           11,924,067
                                                     ------         -------          -------          ----------
  Potential dilutive securities excluded..........   83,791         187,890          426,740          12,927,358
                                                     ======         =======          =======          ==========

NOTE 6--LITIGATION

  In July 1999, Compaq Computer Corporation filed a complaint against the Company, TriGem Computer, TriGem America and Korea Data Systems as defendants in the U.S. District Court for the Southern District of Texas based on the defendants' alleged infringement of 13 patents held by Compaq related to improved system processing speed, enhanced video graphics, peripheral compatibility and overall system architecture. The complaint seeks an accounting, treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys' fees and other unspecified damages. The Company filed a response in September 1999, seeking declaratory judgment of non-infringement and invalidity of Compaq's patents and asserting counterclaims against Compaq that included false and misleading advertising under the Lanham Act, business disparagement and unfair competition under Texas common law. Discovery in this case has been completed. The Company is currently unable to estimate total expenses, possible loss or range of loss that may be ultimately connected with these allegations. The Company is indemnified against liability under the terms of its PC supply agreement. The Company cannot assure you that Compaq will not succeed in obtaining monetary damages or an injunction against the production of its PC products. The Company's defense of the claims could result in significant expenses and diversion of management's attention and other resources. Although the Company believes its direct financial exposure is limited under its indemnification arrangements, the results of complex litigation of this sort are inherently uncertain and difficult to predict, and the Company cannot guarantee that the results of this litigation will not significantly harm its business, particularly if the results affect production of its PCs.

  Packard Bell filed a complaint against the Company on October 6, 1999 in the U.S. District Court for the Eastern District of California, alleging patent infringement of Packard Bell patents that it asserts relate to the graphics controller, parallel port controller, and bus interface of the Company's eTower(R) machine. The Company filed a response in January 2000 disputing infringement and asserting that the patents at issue are invalid. In August 2000, NEC Corporation (NEC) substituted in as plaintiff in the case. After substitutions the Court granted NEC's motion to amend the complaint in September 2000 to add an additional claim of patent infringement against the now discontinued eSlate related to a sleep mode feature for laptop computers. The parties have reached a final settlement agreement that is expected to have no material impact on the Company and both parties have requested dismissal of the case with prejudice.

  In October 1999, David Packard, on behalf of a putative nationwide class, filed a complaint against the Company as a defendant in the U.S. District Court for the Eastern District of Texas based on its alleged sale of defective goods. Essentially identical complaints were filed contemporaneously against Compaq, Hewlett Packard and Packard Bell. The complaints claimed that a chip in the defendants' respective PC products contains a defect that may cause an error to occur when information is written to a floppy disk. On June 12, 2001, the District Court granted the Company's motion for summary judgment on the federal law issues in the case and dismissed the action. On July 11, 2001, plaintiffs filed a complaint against the Company alleging nearly identical claims under state law in the state district court for Jefferson County in Texas. The complaint seeks unspecified monetary damages, injunctive relief and declaratory relief. The lawsuit against the Company is in the early stages. The Company has answered the complaint denying the plaintiff's claims, and the parties have begun the discovery process. Although the Company believes that it has meritorious defenses and intends to vigorously defend itself in this action, this type of litigation is inherently complex and unpredictable. The Company cannot assure you that the suit will not result in obtaining monetary damages, injunctive or declaratory relief against the production of its PC products. The Company's defense of the claims could result in significant expenses and diversion of management's attention and other resources. The Company cannot guarantee that the results of this litigation will not significantly harm its business.

  In September 2000, Monster Cable Products, Inc., filed a complaint against the Company in the U.S. District Court for the Northern District of California. The complaint alleged trademark infringement and dilution and unfair competition arising out of the Company's use of the mark "EMONSTER". Monster Cable Products sought injunctive relief and monetary damages in excess of $30 million. The parties have reached a final settlement agreement that is not expected to have a material impact on the Company and the case has been dismissed with prejudice.

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


NOTE 7--CURRENT DEVELOPMENTS

  Relationship with America Online, Inc. - On September 12, 2001, the Company notified America Online, Inc. ("AOL") that it intends to terminate its June 17, 1999 Marketing Agreement, as amended, with AOL. As a result, the Company and AOL initiated discussions to modify the agreement and both parties are continuing to operate under the terms of the agreement.

  Tender Offer Proposal - On November 9, 2001 the Company announced it had received a letter from EM Holdings, Inc., relating to a proposal to purchase the Company for $0.78 per share in cash by means of a cash tender offer. According to the letter, substantially all of the capital stock of EM Holdings, Inc. is held by Lap Shun (John) Hui. Mr. Hui is a director of the Company.

  Retention of Credit Suisse First Boston Corporation - On November 9, 2001 the Company announced it had retained Credit Suisse First Boston Corporation as its financial advisor to assist the Company in evaluating strategic alternatives, including a possible sale of the Company. Among other things, Credit Suisse First Boston Corporation is assisting the Company's board of directors in its continuing assessment of the EM Holdings, Inc. proposal and the financing required for its completion. There can be no assurance that the Company will proceed with a transaction with EM Holdings, Inc. or any of the other strategic alternatives considered or when any resulting transaction would occur.

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

Overview

  The Company sells high-quality, low-priced personal computers, or PCs. Since the Company's first PC shipment in November 1998, the Company has sold over 4.2 million PCs as of September 29, 2001. In January 2000, the Company acquired FreePC, Inc., a provider of PC-based Internet advertising services and software. Due to the decline in the Internet advertising market, in March 2001 the Company refocused its efforts away from Internet advertising to selling high-quality, low-priced PCs. In March 2000, the Company successfully completed the initial public offering of its common stock generating net proceeds to the Company of approximately $165.0 million. In the third quarter of 2000, the Company began selling PCs in the United Kingdom through the Company's alliance with Dixons, a European retailer.

  The Company was incorporated in Delaware in September 1998 by its founding stockholders, Stephen A. Dukker, TriGem Corporation and Korea Data Systems America. In April 2000, TriGem Corporation, a U.S. subsidiary of TriGem Computer, merged with TriGem America Corporation, another U.S. subsidiary of TriGem Computer, with TriGem America being the surviving corporation. The discussion in this Form 10-Q of the Company's relationships with TriGem Corporation and TriGem America reflects the merger. TriGem Computer is the Korea-based manufacturer of all of the Company's current PC offerings. Korea Data Systems America is a wholly-owned U.S. subsidiary of Korea Data Systems Co., Ltd., the Korea-based company that historically manufactured the Company's eOne PCs, eSlate notebook PCs and monitors, as well as a limited number of its eTower/(R)/ PCs for TriGem Computer. The Company currently purchases monitors from different manufacturers. The Company's PCs have current retail prices ranging from $399 to $999 after rebates.

  The Company outsources the design and manufacturing of its PCs and monitors as well as customer service and technical support, warehouse staffing, inspection, repair and repackaging of returned PCs and administration of its rebate program to third parties. As a result, the Company has a relatively small internal organization that consisted of 118 employees at November 1, 2001. The Company's hardware outsourcing strategy enables it to minimize capital investment and maintain a low product cost structure. The Company plans to continue to establish supply relationships with other PC and monitor manufacturers to reduce its dependence on its current suppliers.

  As of September 29, 2001, we had an accumulated deficit of $301.1 million. Despite the recent economic downturn, the Company anticipates an increase in its sales and revenues in the fourth quarter of 2001. A portion of this increase is expected to be attributable to the October 25, 2001 launch of Microsoft/(R) /Windows/(R) /XP and the uncertainties associated with the merger of Hewlett Packard and Compaq.

  As a result of seasonal fluctuations in the PC market, the Company typically expects that net revenues from its PC business may be greater in the fourth quarter and lower in the first and second quarters of each year. These trends did not materialize in 2000 and the first three quarters of 2001, but the Company expects net revenues to return to anticipated cycles beginning in the fourth quarter of 2001. In addition, in a generally weak economic environment in which the PC market is adversely affected, the pricing of PCs becomes more competitive. The Company expects this to be the case through at least the beginning of 2002.

Recent Developments

  On September 12, 2001, the Company notified America Online, Inc. ("AOL") that it intends to terminate its June 17, 1999 Marketing Agreement, as amended, with AOL. As a result, the Company and AOL initiated discussions to modify the agreement and both parties are continuing to operate under the terms of the agreement.

  In September 2001, the Company began centralizing its customer service functions with a single outsourcing partner, DecisionOne, based in Grove City, Ohio. The goal of this change is to improve customer loyalty, reduce product returns and improve efficiencies in the customer service process. The Company intends to continue to use Alorica, Inc. as its primary customer contact center. As a result of these changes to the Company's customer service operations, the Company anticipates incurring increased technical support costs that are expected to be offset by reduced product return costs.

  On November 9, 2001 the Company announced it had received a letter from EM Holdings, Inc. relating to a proposal to purchase the Company for $0.78 per share in cash by means of a cash tender offer. According to the letter, substantially all of the capital stock of EM Holdings, Inc. is held by Lap Shun
(John) Hui. Mr. Hui is a director of the Company.

  On November 9, 2001 the Company announced it had retained Credit Suisse First Boston Corporation as its financial advisor to assist the Company in evaluating strategic alternatives, including a possible sale of the Company. Among other things, Credit Suisse First Boston Corporation is assisting the Company's board of directors in the continuing assessment of the EM Holdings, Inc. proposal and the financing required for its completion. There can be no assurance that the Company will proceed with a transaction with EM Holdings, Inc. or any of the other strategic alternatives considered or when any resulting transaction would occur.


Results of Operations

  The following table sets forth for the quarters ended and nine months ended September 29, 2001 and September 30, 2000, the percentage of consolidated net revenues represented by certain items in the Company's consolidated statements of operations.

                                                        Quarters Ended                Nine Months Ended
                                                 ------------------------------  -------------------------------
                                                 September 29,    September 30,    September 29,   September 30,
                                                 -------------    -------------   -------------    -------------
                                                     2001              2000            2001            2000
                                                    ------            ------          ------          ------
Net revenues:
  Hardware.....................................           98.3%          98.4%           98.6%           98.3%
  Internet.....................................            1.7            1.6             1.4             1.7
                                                         -----         ------          ------          ------
     Net revenues..............................          100.0          100.0           100.0           100.0
Cost of revenues:
  Hardware.....................................           97.6           95.5           104.4           101.7
  Internet.....................................            0.1            0.2             0.3             0.2
                                                         -----         ------          ------          ------
     Cost of revenues..........................           97.7           95.7           104.7           101.9
                                                         -----         ------          ------          ------
  Gross profit (loss)..........................            2.3            4.3            (4.7)           (1.9)
Operating expenses:
  Sales and marketing..........................            2.7            2.8             2.4             2.8
  Customer service and technical support.......            1.6            2.3             1.7             2.6
  General and administrative...................            8.7            4.5             9.1             3.9
  Amortization of intangible assets............             --            6.8             0.9             6.3
  Impairment of intangible assets..............             --             --             2.6             0.5
                                                         -----         ------          ------          ------
     Total operating expenses..................           13.0           16.4            16.7            16.1
                                                         -----         ------          ------          ------
Loss from operations...........................          (10.7)         (12.1)          (21.4)          (18.0)
Interest and other income, net.................            2.1            1.8             1.9             1.6
                                                         -----         ------          ------          ------
Net loss.......................................          (8.6)%        (10.3)%         (19.5)%         (16.4)%
                                                         =====         ======          ======          ======

 Net Revenues

  Net Hardware Revenues.   To date substantially all of the Company's hardware
revenues have been derived from sales of its PCs and monitors. The Company sells a variety of PC configurations and monitor models to its retail customers. The Company's net hardware revenues decreased to $91.7 million for the quarter ended September 29, 2001 from $172.2 million for the prior year quarter. This represents a 46.7% decrease and was primarily due to planned inventory reductions in preparation for the launch of Microsoft/(R)/ Windows/(R)/ XP compatible products in the fourth quarter of 2001 and lower demand for PCs during the quarter ended September 29, 2001 due to overall slowdown in the PC market. PC unit shipments for the quarter ended September 29, 2001 were 195,000 units and included 24,000 units sold through a distribution and marketing program with Dixons Group for distribution throughout the United Kingdom. For the nine months ended September 29, 2001, net hardware revenues decreased to $340.7 million from $539.9 million for the nine months ended September 30, 2000. This represents a 36.9% decrease and was primarily due to a 40.4% percent decrease in unit shipments due to lower demand compared to the prior year period. Net revenue from extended service contracts and technical support during these periods was minimal and reported with net hardware revenues.

  Internet Revenues. Internet revenues for the quarter ended September 29, 2001 consists primarily of ISP fees. Internet revenues decreased to $1.6 million for the quarter, as compared to $2.8 million for the prior year quarter, which consisted of ISP fees, upfront bundling fees, registration fees, bounty fees, click fees and revenue sharing programs. For the nine months ended September 29, 2001, Internet revenues decreased to $4.7 million from $9.5 million for the nine months ended September 30, 2000. These revenue decreases, which represent a 42.9% and 50.5% decrease over the prior year quarter and nine month period, respectively, are the result of the decline in the Internet advertising market and the Company's restructuring strategy, announced in March of 2001, to eliminate resources dedicated to its proprietary Internet products. A non-recurring restructuring charge of $3.7 million was incurred during the first quarter of 2001. The Company's remaining source of Internet revenue is primarily ISP related.

Cost of Revenues

  Cost of revenues consists primarily of the cost of PCs and monitors, Microsoft software licensing costs, inbound shipping costs and inventory valuation charges. Cost of revenues decreased to $91.2 million for the quarter ended September 29, 2001 from $167.5 million for the prior year quarter. This decrease was primarily due to decreased unit shipments. For the nine months ended September 29, 2001, cost of revenues decreased to $361.8 million from $559.9 million for the nine months ended September 30, 2000. This decrease was primarily due to decreased unit shipments and decreased inventory write-downs. Total inventory write-downs for the nine months ended September 29, 2001 were $11.8 million compared to $21.6 million for the nine months ended September 30, 2000.

Gross Margin

  Gross margin was 2.3% or $2.1 million for the quarter ended September 29, 2001 compared to 4.3% or $7.5 million for the prior year quarter. For the nine months ended September 29, 2001, as a result of inventory write-downs and promotional discounts, cost of revenues exceeded net revenues from sales resulting in a negative gross margin of 4.7% or $16.4 million. This compares to a negative gross margin of 1.9% or $10.5 million for the nine months ended September 30, 2000.

Operating Expenses

  Sales and Marketing.   Sales and marketing expenses were $2.5 million or 2.7%
of net revenues for the quarter ended September 29, 2001, compared to $4.9 million or 2.8% of net revenues for the prior year quarter. For the nine months ended September 29, 2001, sales and marketing expenses decreased to $8.3 million or 2.4% of net revenues from $15.6 million or 2.8% of net revenues for the nine months ended September 30, 2000. These decreases were primarily due to decreased co-op advertising costs, termination of certain outside sales contracts and a reduction of the Company's Internet-related sales and marketing activities. Offsetting these reductions were additional selling and marketing expenses related to the Company's distribution and marketing program with Dixons Group. The Company expects sales and marketing expense to increase as sales volumes increase.

  Customer Service and Technical Support.   The Company outsources its customer
service and technical support. Customer service and technical support expenses decreased to $1.5 million or 1.6% of net revenues for the quarter ended September 29, 2001, from $4.1 million or 2.3% of net revenues for the prior year quarter. For the nine months ended September 29, 2001, customer service and technical support expenses decreased to $6.0 million or 1.7% of net revenues from $14.3 million or 2.6% of net revenues for the nine months ended September 30, 2000. These decreases were the result of decreased call volumes due to decreased unit shipments and decreased Internet related services. Customer service and technical expenses for the quarter and nine months ended September 30, 2000 included expenses incurred in transitioning the outsourcing of the Company's customer service and technical support to Alorica from its previous provider.

  General and Administrative.   General and administrative expenses consist
primarily of payroll and related expenses for management and administrative personnel, outsourced warehousing activities, facilities expenses, professional service fees, travel and other general corporate expenses. General and administrative expenses increased to $8.1 million or 8.7% of net revenues for the quarter ended September 29, 2001, from $7.9 million or 4.5% of net revenues for the prior year quarter. Excluding the non-recurring charges for CEO transition and the Internet business restructuring of $7.5 million incurred in the first quarter of 2001, general and administrative expenses increased to $23.9 million, or 6.9% of net revenues for the nine months ended September 29, 2001, from $21.6 million, or 3.9% of net revenues, for the nine months ended September 30, 2000. The $2.3 million increase in general and administrative expenses for the nine months ended September 29, 2001, over the prior year period was primarily due to increased legal fees related to ongoing litigation, reorganization expenses, and a $1.2 million PC related engineering charge paid to TriGem.

  Amortization and Impairment of Intangible Assets.   The intangible assets
resulting from the purchase of FreePC were initially being amortized over their estimated useful lives of three years using the straight-line method. The impairment charge of $9.0 million in the second quarter of 2001 reduced the carrying value of the FreePC intangible assets to zero, resulting in no amortization expense for the quarter ended September 29, 2001, compared to $12.0 million for the prior year quarter. Amortization decreased to $2.9 million for the nine months ended September 29, 2001, from $37.2 million for the nine months ended September 30, 2000. Amortization expense decreased during these periods as a result of reductions in the related intangible asset carrying values, which reductions amounted to a $2.7 million write-off in the second quarter of 2000, a $85.8 million impairment charge in the fourth quarter of 2000 and a $9.0 million impairment charge in the second quarter of 2001. The carrying amounts of the intangibles were reduced during these periods as a result of the reduction of the workforce acquired from FreePC in the second quarter of 2000, reduced expectations of our Internet business following the significant declines in the value of Internet companies experienced in year 2000, and from the Company's lowered expectations for FreePC-related Internet revenues in the second quarter of 2001.

  Interest and Other Income, net. Interest and other income, net, decreased to $1.9 million for the quarter ended September 29, 2001 from $3.2 million for the prior year quarter due to lower interest rates. For the nine months ended September 29, 2001, net interest and other income decreased to $6.6 million from $9.0 million for the nine months ended September 30, 2000 due to a lower average cash balance and the decline in interest rates during the nine months ended September 29, 2001. Net interest income is earned from interest-bearing cash equivalents and other interest bearing short-term investments. Interest expense was insignificant for the quarters and the nine months ended September 29, 2001 and September 30, 2000.

Liquidity and Capital Resources

  The Company has financed its operations primarily through the sale of its capital stock and payment terms on its related party accounts payable. On March 29, 2000, the Company completed its initial public offering of 20,000,000 shares of its common stock, providing the Company with net proceeds of $165.0 million. As of September 29, 2001 the Company had working capital of $167.3 million. Of this amount, $191.3 million consisted of cash (including restricted cash of $2.2 million) and cash equivalents.

  Net cash provided by operating activities was $80.0 million for the nine months ended September 29, 2001 and net cash used by operating activities was $76.5 million for the nine months ended September 30, 2000. As of September 29, 2001 cash and cash equivalents increased by $38.3 million from June 30, 2001. For the nine months ended September 29, 2001, the primary sources of cash were reductions in inventories and collections of accounts receivable. For the nine months ended September 30, 2000, the primary uses of cash were operating losses and purchases of inventories.

  Net cash provided by investing activities was $12.2 million for the nine months ended September 29, 2001 and $683,000 for the nine months ended September 30, 2000. A primary source of cash in both of these periods was the maturity of short-term investments. During the three months ended March 31, 2001, the Company sold its investment in foreign securities for $6.7 million. Part of this sale was recorded as a return of capital and the realized gain as income. During the nine months ended September 30, 2000, the Company used cash to purchase $5.8 million in foreign securities and acquired $5.7 million of cash in connection with its acquisition of FreePC, Inc.

  Net cash provided by financing activities for the nine months ended September 29, 2001 was minimal. For the nine months ended September 30, 2000, cash provided by financing activities was $165.2 million, consisting of the net proceeds from the Company's initial public offering of common stock and proceeds from exercise of common stock options.

  The Company currently believes that its available funds as of September 29, 2001 will be sufficient to meet its anticipated liquidity requirements for at least the next 12 months. If additional funds are required, financing may not be available on acceptable terms, if at all, and may be dilutive to our stockholders.

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

  We were incorporated in September 1998 and sold our first PC in November 1998. Most of our revenues have been derived from the sale of PCs and monitors. Our limited operating history makes it difficult for us to accurately identify all of the factors that may affect our business and to plan our operations accordingly, and to evaluate or predict our future business prospects.

  We have incurred significant net losses and may incur additional losses.

  We have incurred significant net losses, and at September 29, 2001, we had an accumulated deficit of $301.1 million. We cannot assure you that we will be able to increase our revenue or operating efficiencies and achieve and maintain profitability. If we are unable to achieve and maintain profitability, we could be adversely affected.

  Our quarterly operating results are subject to fluctuations and seasonality that make it difficult to predict our future performance.

  We expect our quarterly operating results to fluctuate. Because our PC business generates low operating margins, slight variations in the prices of its PCs, component or manufacturing costs or operating costs could significantly affect our future operating results. Other factors that could affect our quarterly operating results include:

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

  . Our ability to manage inventory supply, liquidate excess inventory and accurately predict consumer demand for our PC products;

  . Our ability to adequately reserve for product returns or warranty claims;
    and

  . Our ability to effectively enter new markets, including direct Internet sales and international markets.

  If our operating results in any future quarter do not meet the expectations of securities analysts or investors, the price of our common stock could decline further.

  Seasonal fluctuations may also affect our quarterly operating results. Historically, demand for PCs and

PC-related services and consumer retail sales have been significantly stronger in the fourth quarter of each year and weaker in the first and second quarter of each year. We believe that the seasonal impact on our business of these cycles may increase as PCs become more consumer-oriented or entertainment-driven products.

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

  Because we depend on a limited number of large retailers for a significant portion of our revenues, the loss of these retailers could significantly harm our financial results.

  Since we began selling products, we have derived a significant portion of our gross revenues from sales of our PCs and monitors to a limited number of large retailers. For the quarter ended September 29, 2001, approximately 70.8% of our gross revenues were from sales of PCs and monitors to Best Buy, Circuit City and Fry's Electronics, our three largest retail customers. We expect to continue to derive a significant percentage of our gross revenues from sales of PCs and monitors to a limited number of leading retailers. Our retail customers are not contractually committed to future purchases of our products and could discontinue carrying our products at any time. Any significant disruption of our relationship with any of these major retailers, any significant reduction in purchases by them or any significant delays in payments by them, could affect our revenues and results of operations.

  If we extend credit to retailers that do not repay us, or that pay late, we may have unexpected losses, which would significantly harm our business.

  We extend credit to our retail customers, which exposes us to credit risk. Most of our outstanding accounts receivable are from a limited number of large retailers. At September 29, 2001, our five largest outstanding accounts receivable balances totaled $26.8 million, representing 90.7% of our gross accounts receivable, with one customer accounting for $16.0 million, representing 54.3% of our gross accounts receivable. If we fail to monitor and manage effectively the resulting credit risk and a material portion of our accounts receivable is not paid in a timely manner or becomes non-collectible, our business would be significantly harmed, and we could incur a significant loss associated with any outstanding accounts receivable. On March 19, 2001, one of our retailers, Nationwide Computers & Electronics, Inc., filed for bankruptcy protection in the Southern District of New York. As an unsecured creditor, we filed a claim for $544,000.

  If we lose key personnel or are unable to attract and retain additional personnel when needed, we may not be able to successfully operate our business.

  Our success depends on the skills, experience and performance of our senior management and key personnel, especially that of our President and Chief Executive Officer, Wayne R. Inouye. We must retain our senior management and key personnel and be able to attract and retain additional key personnel when needed. Competition in the PC market for these types of individuals with business and technical expertise is high. All of our senior management and key personnel are at-will employees and may terminate their employment with us at any time without warning. We do not maintain "key man" life insurance on any of our employees. If we lose key personnel, especially Mr. Inouye, or if we are not able to attract and retain additional personnel when needed, we may be unable to successfully introduce new products and services or otherwise implement our business strategy.

  If we are unable to manage our growth successfully and retain and integrate our new senior management team, our business could be significantly harmed.

  Our total number of employees has grown from 10 at December 31, 1998 to 118 as of November 1, 2001. Our growth has placed, and will continue to place, a significant strain on our management systems, infrastructure, resources and planning and management processes.

  As we continue to operate, we will need to assimilate new employees, as well as expand, train and manage our workforce. All new employees must spend a significant amount of time learning our management systems and our historical business model. Further, our senior management team has limited experience in the management and administration of a public company. If our senior management team is unable to effectively manage our operations, integrate new employees into our business and work together as a management team, we may be unable to manage our business causing substantial harm to our business.

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

  As part of our efforts to expand our operations into international markets, we are part of in an alliance with Dixons, a European consumer electronics retailer. Because our international sales are made through our alliance with Dixons, they depend on Dixons' ability to distribute and market our products and our ability to manage our relationship with Dixons. Because we have granted Dixons exclusive distribution rights in several European countries, our relationship with Dixons may make establishing relationships with other European distributors more difficult. If we become dependent on Dixons for distribution of our products in Europe and, if our relationship with Dixons ends, we may not be able to find distributors to replace Dixons in those markets. Our strategic alliance with Dixons will not be considered a success if it does not generate a significant amount of PC sales in Europe and does not expand our business internationally.

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

  The international operations of our suppliers of PC and monitors exposes us to currency, trade, regulatory, political and other risk.

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

  Packard Bell filed a complaint against us on October 6, 1999 in the U.S. District Court for the Eastern District of California, alleging patent infringement of Packard Bell patents that it asserts relate to the graphics controller, parallel port controller, and bus interface of our eTower/(R)/ machine. We filed a response in January 2000 disputing infringement and asserting that the patents at issue are invalid. In August 2000, NEC Corporation
(NEC) substituted in as plaintiff in the case. After substitutions the Court granted NEC's motion to amend the complaint in September 2000 to add an additional claim of patent infringement against the now discontinued eSlate related to a sleep mode feature for laptop computers. We reached a final settlement agreement that is not expected to materially impact us and both parties have requested dismissal of the case with prejudice.

  In October 1999, David Packard, on behalf of a putative nationwide class, filed a complaint against us as a defendant in the U.S. District Court for the Eastern District of Texas based on our alleged sale of defective goods. Essentially identical complaints were filed contemporaneously against Compaq, Hewlett Packard and Packard Bell. The complaints claimed that a chip in the defendants' respective PC products contains a defect that may cause an error to occur when information is written to a floppy disk. On June 12, 2001, the District Court granted us motion for summary judgment on the federal law issues in the case and dismissed the action. On July 11, 2001, plaintiffs filed a complaint against us alleging nearly identical claims under state law in the state district court for Jefferson County in Texas. The complaint seeks unspecified monetary damages, injunctive relief and declaratory relief. The lawsuit against us is in the early stages. We have answered the complaint denying the plaintiff's claims and the parties have begun the discovery process. Although we believe that we have meritorious defenses and intend to vigorously defend ourselves in this action, this type of litigation is inherently complex and unpredictable. We cannot assure that the suit will not succeed in obtaining unspecified monetary damages, injunctive or declaratory relief against the production of our PC products. Our defense of the claims could result in significant expenses and diversion of management's attention and other resources. We cannot guarantee that the results of this litigation will not significantly harm our business.

  In September 2000, Monster Cable Products, Inc., filed a complaint against us in the U.S. District Court for the Northern District of California. The complaint alleged trademark infringement and dilution and unfair competition arising out of the Company's use of the mark "EMONSTER" Monster Cable Products sought injunctive relief and monetary damages in excess of $30 million. The parties have reached a final settlement agreement that is not expected to have a material impact on us and the case has been dismissed with prejudice.

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

  We depend on the efficient and uninterrupted operations of our Web servers and other hardware systems. Our Web servers and other hardware systems are located in Irvine, California. Our Web servers and other hardware systems are vulnerable to interruption or damage caused by earthquakes, fire, floods, power loss, telecommunications failures or similar events not within our control. If any of these events damage or interrupt our Web servers or other hardware systems, our operations, could be harmed until the damage is repaired or the interruption remedied. If this occurs, we may lose customers and could experience negative impact in our business process which may result in lost or cancelled sales orders if we do not have a back-up in place.


                   Risks Principally Related to Our Industry

  Because average selling prices of PCs decline rapidly, if we fail to properly manage our inventory, we may be unable to meet consumer demand or we could have excess inventories.

  The average selling prices of PCs are subject to rapid declines. To address the problems created by excess inventory in the face of rapid price decreases, PC vendors must carefully manage their inventory. Additionally, due to our narrow margins, we must manage our inventory more efficiently than traditional PC vendors. From time to time in the past, our inventory has been limited by the capacity of our manufacturers and may be limited in the future. Because our business depends on our ability to quickly sell our PC products through the retail and international channels, we must carefully monitor the demand for, and supply of our products in an effort to match supply to consumer demand. If we overestimate the supply needed to meet consumer demand, we could have excess inventory and may need to liquidate such inventory, which could harm our operating results. If we underestimate needed supply or otherwise maintain too little inventory, we may be unable to react quickly to sudden increases in market demand for a given product.

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

  If demand for our PCs does not continue to grow, we could have excess inventory that could result in write-offs.

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

  The PC industry is highly competitive and we expect this competition to increase significantly, particularly in the low-priced PC market. We have been able to gain market share by selling high-quality PCs at prices significantly lower than those offered by established PC vendors. We expect pricing pressures in the PC market to continue. In addition, in a generally weak economic environment in which the PC market is adversely affected, pricing of PCs becomes more competitive. We expect this to be the case through at least the beginning of 2002. PC vendors may continue to reduce their prices to compete with us at our low price points. Large PC vendors such as Dell, Compaq, Gateway, Hewlett Packard and IBM have significantly greater financial, marketing and technical resources than we do and may decide to accept lower margins or losses on a sustained basis on their low-priced PC sales to regain market share. Continued consolidation among our competitors in the PC industry may have unknown impact on our ability to compete successfully. The introduction of low-priced PCs combined with the brand strength, extensive distribution channels and financial resources of the larger PC vendors may cause us to lose market share.

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

  To increase our revenues, we may expand our PC product line or produce other non-PC products. We do not have significant experience developing or selling products other than PCs and monitors. The success of our efforts to broaden our product line will depend on our ability to establish relationships with third parties who can effectively develop, manufacture and market these products and fill customer orders for us. If we are unable to generate revenue from the sale of new products that exceeds the cost of developing and marketing these products, our operating results will suffer.

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

  For example, in October 1999, David Packard, on behalf of a putative nationwide class, filed complaints against Hewlett Packard, Compaq and us in the U.S. District Court for the Eastern District of Texas based on the alleged sale of defective goods. The complaint alleged that a chip in the respective defendants' PC products contains a defect that causes an error to occur when information is written to a floppy disk. The plaintiffs also filed a suit alleging nearly identical claims under state law in the state district court in Jefferson County in Texas. For a discussion of these complaints and the risks associated with the lawsuit against us, see the risk factor "We are involved in litigation that may be costly and time-consuming" above.

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

  We are required to obtain licenses from software providers to market and sell our products and services. We pre-install Microsoft(R) Windows(R) on our PCs. If we are unable to maintain our license with Microsoft, or obtain the necessary licenses in the future, we may be forced to market products without Microsoft(R) Windows(R). We also may have to discontinue sales of our products that incorporate allegedly protected technology for which we have no license or defend legal actions taken against us relating to our use of the allegedly protected technology. Our inability to obtain licenses on competitive terms necessary to sell PCs at a profit would significantly harm our financial results.

  Global military conflicts may adversely affect our financial condition.

  The September 11, 2001 terrorist attacks in New York City and Washington, D.C. could have an adverse effect on our revenues, results of operations, and financial condition. At the time of the attacks, capital investment by businesses, particularly capital investment in technology, had been experiencing substantial weakness. Economic and political uncertainty resulting from these attacks could result in further declines in new technology investments. We do not know what effect these events, or any resulting military actions by the United States, could have on our business, revenues, or results of operations. If consumers decide to defer or cancel purchases of new PCs, our revenues will be adversely affected, which would have an adverse effect on our results of operations and could have an adverse effect on our financial condition.

                  Risks Related to the Company's Common Stock

  Our principal stockholders can exercise a controlling influence over our business and affairs.

  Our four principal stockholders, TriGem America Corporation, Korea Data Systems America, Bill Gross and his affiliated entities and America Online beneficially owned approximately 51.6% of our common stock at November 1, 2001. If these stockholders acted or voted together, they would have the power to elect our directors and to exercise a controlling influence over our business and affairs. In addition, this concentration of ownership could prevent a change in control that might otherwise be beneficial to our stockholders.

  We may have potential conflicts of interest with our principal stockholders that could be resolved in a manner that is inconsistent with other stockholders' interest.

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

  . Disagreement with America Online regarding the termination of our marketing agreements;

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

  Listing on the Over-The-Counter Bulletin Board may affect the liquidity of our trading market and the market price of our common stock.

  Our common stock is quoted on the Over-the-Counter Bulletin Board. Our shareholders could find it difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock. In addition, delisting from the Nasdaq National Market may make our common stock ineligible for use as, or make our common stock substantially less attractive as, collateral for margin and purpose loans, for investment by financial institutions under their internal policies or state legal investment laws, as consideration in the financing of future acquisitions of businesses or assets by us, and for issuance by us in future capital raising transactions any of which could cause the market price of our common stock to decrease. Delisting subjects our common stock to the "penny stock rules" contained in Section 15(g) of the Securities Exchange Act of 1934.

  Substantial future sales of our common stock in the public market may depress our stock price.

  As a result of the limited trading market for our common stock and the large number (relative to such trading markets) of shares of our common stock available for sale in the public market by our current stockholders pursuant to Rule 144 under the Securities Act of 1933, sales of a substantial number of shares of our common stock in the future could cause our stock price to fall. The sale of these shares could impair our ability to raise capital through the sale of additional stock.

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

                          PART II.--OTHER INFORMATION

ITEM 1:  Legal Proceedings

     A discussion of legal proceedings in which the Company is involved appears in Note 6 to the Company's Condensed Consolidated Financial Statements contained in Item 1 of Part I of this report on Form 10-Q and in the section entitled "Risks That Could Affect The Company's Financial Condition and Results of Operations--The Company is involved in litigation that may be costly and time-consuming" contained in Item 2 of Part I of this report on Form 10-Q, both of which are incorporated by reference in this item.


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

     In connection with the offering, the Company paid an aggregate of $12.5 million in underwriting discounts and commissions and paid other expenses of approximately $2.5 million, none of which were paid directly or indirectly to any of the Company's directors or officers, any person owning 10% or more of any class of the Company's equity securities, or any of the Company's affiliates. After deducting the underwriting discounts and commissions and other expenses, the Company received aggregate proceeds from the offering of approximately $165.0 million. To date, the Company has used a portion of the proceeds from the offering to finance losses from operations. As of September 29, 2001, the remaining proceeds of approximately $103.8 million were invested in short-term, interest-bearing, and investment-grade securities. None of the net proceeds of the offering were paid directly or indirectly to any of the Company's directors or officers, any person owning 10% or more of any class of the Company's equity securities, or any of the Company's affiliates.


ITEM 3:  Defaults Upon Senior Securities

     None.


ITEM 4:  Submission of Matters to a Vote of Security Holders

     None.

ITEM 5.  Other Information

     On November 9, 2001, the Company issued a press release announcing that it had received a letter from EM Holdings, Inc. relating to a proposal to purchase the Company, and announcing the Company's retention of Credit Suisse First Boston Corporation, which press release is incorporated by reference and attached as Exhibit 99.1


ITEM 6:  Exhibits and Reports on Form 8-K
-----------------------------------------

Exhibits

Exhibit Number                                   Description of Document
--------------  ----------------------------------------------------------------------------------------------
10.1            eMachines Second Amended and Restated 1998 Stock Plan and form of agreements thereunder
                (incorporated by reference to Exhibit 99.1 to our current report on Form 8-K filed on
                October 10, 2001 (the "October 8-K")).

Exhibit Number                                   Description of Document
--------------  ----------------------------------------------------------------------------------------------
10.2            Fifth Amendment to Marketing Agreement between America Online, Inc. and eMachines dated as of August 29, 2001 (incorporated by reference to Exhibit 99.2 to the October 8-K).

99.1            eMachines, Inc. press release dated November 9, 2001.


Reports on Form 8-K

Since the beginning of the third quarter of 2001, we filed the following reports on Form 8-K:

     . A report filed July 3, 2001, reporting under Item 5 our loans to certain of our officers, our entry into an escrow agreement with one of our officers and various indemnification agreements with several of our officers, and the resignation of John Muskovich, our Executive Vice President and Chief Financial Officer.

     . A report filed July 26, 2001, reporting under Item 5 the results of our second quarter ended June 30, 2001.

     . A report filed October 10, 2001, reporting under Item 5 the amendment of our Amended and Restated 2000 Stock Plan and form of related agreements, the amendment of our Marketing Agreement with America Online, Inc., the termination of our relationship with Credit Suisse First Boston Corporation in its role as financial advisor in evaluating strategic alternatives, and the termination of our Marketing Agreement as amended with America Online, Inc. and related termination of our Marketing Agreement with AOL (UK) Ltd., AOL Bertelsmann Online GmbH & Co. K.G., AOL Bertelsmann Online France SNC, and Compuserve Interactive Services Ltd.

     . A report filed October 29, 2001, reporting under Item 5 the results of the our third quarter ended September 29, 2001, and the announcement of our customer care initiative.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        eMachines, Inc.



Dated: November 13, 2001            By:       /s/   Adam A. Andersen
                                            Adam A. Andersen
                             Senior Vice President and Chief Operating Officer
                          (on the Registrant's behalf and as Principal Financial
                                 Officer and Principal Accounting Officer)


                               INDEX TO EXHIBITS

Exhibit
Number                      Description of Document
-------  -----------------------------------------------------------------------
 10.1 eMachines Second Amended and Restated 1998 Stock Plan and form of agreements thereunder (incorporated by reference to Exhibit 99.1 to our current report on Form 8-K filed on October 10, 2001 (the "October 8-K")).

 10.2 Fifth Amendment to Marketing Agreement between America Online, Inc. and eMachines dated as of August 29, 2001 (incorporated by reference to Exhibit 99.2 to the October 8-K).

 99.1    eMachines, Inc. press release dated November 9, 2001.